Form 10-Q
period 2018-09-30
Sirius International Insurance Group, Ltd.
filed 2018-11-16
CIK 1744894

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-38731

SIRIUS INTERNATIONAL INSURANCE GROUP, LTD.
(Exact name of registrant as specified in its charter)

Bermuda
(State or other jurisdiction of incorporation or organization)

98-0529995
(I.R.S. Employer Identification No.)

14 Wesley Street, Hamilton HM 11, Bermuda
(Address of principal executive offices)

(441) 278-3140
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒  Smaller reporting company ☐  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

At November 5, 2018, there were 115,125,126 Common Shares, $0.01 par value per share, of the registrant outstanding.

SIRIUS INTERNATIONAL INSURANCE GROUP, LTD.

PART I. FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements about the future financial condition, results of operations and operating activities of Sirius International Insurance Group, Ltd. (the "Company" and, together with its subsidiaries, "Sirius Group"). Forward-looking statements are typically identified by words such as "plan," "believe," "expect," "anticipate," "intend," "outlook," "estimate," "forecast," "project," "target," "continue," "could," "may," "might," "will," "possible," "potential," "predict," "should," "would" and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements are based on the current expectations of the management of the Company and speak only as of the date of this Quarterly Report on Form 10-Q. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

•
Sirius Group's exposure to unpredictable catastrophic and casualty events and unexpected accumulations of attritional losses;

•
increased competition from existing insurers and reinsurers and from alternative capital providers, such as insurance-linked funds and collateralized special purpose insurers;

•
decreased demand for Sirius Group's insurance or reinsurance products, consolidation and cyclical changes in the insurance and reinsurance industry;

•
the inherent uncertainty of estimating loss and loss adjustment expenses reserves, including asbestos and environmental reserves, and the possibility that such reserves may be inadequate to cover Sirius Group's ultimate liability for losses;

•
a decline in the Company's operating subsidiaries' ratings with rating agencies;

•
the risk that Sirius Group's reinsurance underwriting is dependent upon the underlying ceding companies' evaluation of risk;

•
the risk that managing general underwriters and other agents acting on Sirius Group's behalf may act based on inaccurate or incomplete information regarding the accounts Sirius Group underwrites, or such agents may exceed their authority or commit fraud when binding policies on Sirius Group's behalf;

•
the inherent uncertainty of modeling, pricing for, and managing insurance and reinsurance risk, including with respect to catastrophe and attritional losses that may be different than actual losses;

•
the risk that Sirius Group may not adequately assess and price for the increased frequency and severity of catastrophes resulting from global climate change;

•
the exposure of Sirius Group's investments to interest rate, credit, equity risks and market volatility, which may limit Sirius Group's net income and may affect the adequacy of its capital;

•
the effects of volatility in the global economy and capital markets, which may impair Sirius Group's investment portfolio and affect the primary insurance market;

•
the impact of various risks associated with transacting business in foreign countries, including foreign currency exchange-rate risk and political risks on investments in, and revenues from, Sirius Group's operations outside the U.S.;

•
unexpected volatility or illiquidity associated with Sirius Group's investments;

•
Sirius Group's ability to obtain reinsurance and retrocessional protection at reasonable prices or on terms that adequately protect it;

•
the potential volatility in Sirius Group's quarterly results;

•
the potential effects on Sirius Group's business of emerging claim and coverage issues;

•
Sirius Group's dependence on a small number of brokers and managing general underwriters for a large portion of its revenues;

•
Sirius Group's exposure to the credit risk of reinsurance counterparties and intermediaries;

•
risks relating to the inability of Sirius Group's operating subsidiaries to declare and pay dividends;

•
the possibility that Sirius Group may become subject to additional onerous governmental or regulatory requirements or fail to comply with applicable regulatory requirements;

•
uncertainties relating to the Eurozone, including the effects of the United Kingdom's referendum to leave the European Union, and U.S. health care legislation;

•
operational risks, including system or human failures or cyber-attacks, which could result in Sirius Group incurring material losses;

•
risks associated with potential for loss of services of any one of Sirius Group's key personnel, and the risk that Sirius Group fails to attract or retain the executives and employees necessary to manage its business;

•
unforeseen liabilities or asset impairments arising from possible acquisitions and dispositions of businesses or difficulties integrating acquired businesses;

•
risks that Sirius Group may require additional capital in the future, which may not be available or may be available only on unfavorable terms;

•
risks that Sirius Group's significant deferred tax assets may become materially impaired as a result of insufficient taxable income or a reduction in applicable corporate tax rates or other change in applicable tax law;

•
risks relating to changes in regulatory regimes and/or accounting rules, which could result in significant changes to Sirius Group's financial results;

•
the seasonality of Sirius Group's insurance and reinsurance business;

•
risks relating to Sirius Group's indebtedness;

•
the risk that the Company will fail to comply with Nasdaq's continued listing standards;

•
the limited liquidity and trading of the Company's securities;

•
risks related to the Company's status as a foreign private issuer and controlled company; and

•
risks identified in elsewhere in this Quarterly Report on Form 10-Q and in the Company's other filings with the Securities and Exchange Commission.

Should one or more of these risks or uncertainties materialize, or should any of the assumptions made by the management of the Company prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Except to the extent required by applicable law or regulation, Sirius Group undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Sirius International Insurance Group, Ltd.
Consolidated Balance Sheets
As at September 30, 2018 and December 31, 2017

(Expressed in millions of U.S. dollars, except share information)	September 30, 2018	December 31, 2017

	Unaudited
Assets
Fixed maturity investments, trading at fair value (Amortized cost 2018: $1,984.2; 2017: $2,195.3)	$1,979.6	$2,180.0
Short-term investments, at fair value (Amortized cost 2018: $758.5; 2017: $625.3)	760.0	625.0
Equity securities, trading at fair value (Cost 2018: $406.4; 2017: $275.1)	430.4	299.2
Other long-term investments, at fair value (Cost 2018: $320.0; 2017: $255.5)	349.0	269.5
Cash	106.5	215.8
Restricted cash	15.0	14.8

Total investments and cash	3,640.5	3,604.3
Accrued investment income	12.1	14.1
Insurance and reinsurance premiums receivable	762.5	543.6
Reinsurance recoverable on unpaid losses	349.0	319.7
Reinsurance recoverable on paid losses	29.8	17.5
Funds held by ceding companies	180.0	153.2
Ceded unearned insurance and reinsurance premiums	191.2	106.6
Deferred acquisition costs	152.8	120.9
Deferred tax asset	197.7	244.1
Accounts receivable on unsettled investment sales	0.1	0.3
Goodwill	400.7	401.0
Intangible assets	207.5	216.3
Other assets	134.8	82.0

Total assets	$6,258.7	$5,823.6

Liabilities
Loss and loss adjustment expense reserves	$1,891.0	$1,898.5
Unearned insurance and reinsurance premiums	766.9	506.8
Ceded reinsurance payable	239.2	139.1
Funds held under reinsurance treaties	105.4	73.4
Deferred tax liability	256.9	282.2
Debt	697.7	723.2
Accounts payable on unsettled investment purchases	18.1	0.3
Other liabilities	200.6	176.8

Total liabilities	4,175.8	3,800.3
Commitments and Contingencies (See Note 18)
Mezzanine equity
Series A redeemable preference shares	108.8	106.1

Common shareholder's equity
Common shares (shares issued and outstanding: 120,000,000)	1.2	1.2
Additional paid-in surplus	1,199.3	1,197.9
Retained earnings	970.2	858.4
Accumulated other comprehensive (loss)	(197.7)	(140.5)

Total common shareholder's equity	1,973.0	1,917.0
Non-controlling interests	1.1	0.2

Total equity	1,974.1	1,917.2

Total liabilities, mezzanine equity, and equity	$6,258.7	$5,823.6

See Notes to Consolidated Financial Statements

Sirius International Insurance Group, Ltd.
Consolidated Statements of (Loss) Income
For the three and nine months ended September 30, 2018 and 2017
Unaudited

	Three months ended September 30,		Nine months ended September 30,
(Expressed in millions of U.S. dollars, except share and per share information)	2018	2017	2018	2017

Revenues
Net earned insurance and reinsurance premiums	$321.1	$282.8	$914.5	$750.6
Net investment income	21.8	12.1	51.8	44.2
Net realized investment gains (losses)	3.9	(24.4)	8.0	(26.9)
Net unrealized investment (losses) gains	(11.7)	(2.7)	29.0	(25.2)
Net foreign exchange (losses) gains	(0.4)	15.7	21.7	17.0
Other revenue	17.0	9.5	96.0	11.8

Total revenues	351.7	293.0	1,121.0	771.5

Expenses
Loss and loss adjustment expenses	260.4	371.2	552.8	626.6
Insurance and reinsurance acquisition expenses	59.2	49.5	189.0	143.5
Other underwriting expenses	35.7	28.7	117.1	86.6
General and administrative expenses	19.5	19.8	58.0	60.6
Intangible asset amortization expenses	3.9	3.9	11.8	6.3
Interest expense on debt	7.6	5.0	23.1	14.6

Total expenses	386.3	478.1	951.8	938.2

Pre-tax (loss) income	(34.6)	(185.1)	169.2	(166.7)
Income tax benefit (expense)	6.9	12.8	(55.4)	11.3

Net (loss) income	(27.7)	(172.3)	113.8	(155.4)
Income attributable to non-controlling interests	(0.3)	(4.2)	(0.9)	(13.2)

(Loss) income before accrued dividends on Series A redeemable preference shares	(28.0)	(176.5)	112.9	(168.6)
Accrued dividends on Series A redeemable preference shares	-	(2.5)	(2.6)	(3.5)

Net (loss) income attributable to Sirius Group's common shareholder	$(28.0)	$(179.0)	$110.3	$(172.1)

Net (loss) income per common share and common share equivalent
Basic earnings per common share and common share equivalent	$(0.23)	$(1.49)	$0.88	$(1.43)
Diluted earnings per common share and common share equivalent	$(0.23)	$(1.49)	$0.88	$(1.43)
Weighted average number of common shares and common share equivalents outstanding:
Basic weighted average number of common shares and common share equivalents outstanding	120,000,000	120,000,000	120,000,000	120,000,000
Diluted weighted average number of common shares and common share equivalents outstanding	120,000,000	120,000,000	120,000,000	120,000,000

See Notes to Consolidated Financial Statements

Sirius International Insurance Group, Ltd.
Consolidated Statements of Comprehensive (Loss) Income
For the three and nine months ended September 30, 2018 and 2017
Unaudited

	Three months ended September 30,		Nine months ended September 30,
(Expressed in millions of U.S. dollars)	2018	2017	2018	2017

Comprehensive (loss) income
Net (loss) income	$(27.7)	$(172.3)	$113.8	$(155.4)
Other comprehensive income (loss), net of tax
Change in foreign currency translation, net of tax	4.7	26.3	(57.2)	73.5

Total other comprehensive income (loss)	4.7	26.3	(57.2)	73.5

Comprehensive (loss) income	(23.0)	(146.0)	56.6	(81.9)
Income attributable to non-controlling interests	(0.3)	(4.2)	(0.9)	(13.2)

Comprehensive (loss) income attributable to Sirius Group's common shareholder	$(23.3)	$(150.2)	$55.7	$(95.1)

See Notes to Consolidated Financial Statements

Sirius International Insurance Group, Ltd.
Consolidated Statements of Shareholder's Equity
For the nine months ended September 30, 2018 and 2017
Unaudited

	Nine months ended September 30,
(Expressed in millions of U.S. dollars)	2018	2017

Common shares
Balance at beginning and end of period	$1.2	$1.2

Additional paid-in surplus
Balance at beginning of period	1,197.9	1,184.6
Capital contribution from former parent	1.4	11.5

Balance at end of period	1,199.3	1,196.1

Retained earnings
Balance at beginning of period	858.4	1,014.5
Cumulative effect of an accounting change (See Note 2)	1.6	-

Balance at beginning of period, as adjusted	860.0	1,014.5
Net (loss) income	113.8	(155.4)
Income attributable to non-controlling interests	(0.9)	(13.2)
Accrued dividends on Series A redeemable preference shares	(2.6)	(3.5)
Other, net	(0.1)	-

Balance at end of period	970.2	842.4

Accumulated other comprehensive (loss)
Balance at beginning of period	(140.5)	(212.2)
Accumulated net foreign currency translation gains (losses)
Balance at beginning of period	(140.5)	(212.2)
Net change in foreign currency translation	(57.2)	73.5

Balance at the end of period	(197.7)	(138.7)

Balance at the end of period	(197.7)	(138.7)

Total common shareholder's equity	$1,973.0	$1,901.0
Non-controlling interests	1.1	(0.3)

Total equity	$1,974.1	$1,900.7

See Notes to Consolidated Financial Statements

Sirius International Insurance Group, Ltd.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2018 and 2017
Unaudited

	Nine months ended September 30,
(Expressed in millions of U.S. dollars)	2018	2017

Cash flows from operations:
Net income	$113.8	$(155.4)
Adjustments to reconcile net income to net cash provided from (used for) operations:
Net realized and unrealized investment (gains) losses	(37.0)	52.1
Amortization of premium on fixed maturity investments	5.9	14.0
Amortization of intangible assets	11.8	6.3
Depreciation and other amortization	7.1	6.4
Other operating items:
Net change in loss and loss adjustment expense reserves	76.1	203.6
Net change in reinsurance recoverable on paid and unpaid losses	(69.7)	(26.5)
Net change in funds held by ceding companies	(40.9)	(26.3)
Net change in unearned insurance and reinsurance premiums	311.8	144.0
Net change in ceded reinsurance payable	113.0	43.8
Net change in ceded unearned insurance and reinsurance premiums	(106.3)	(5.5)
Net change in insurance and reinsurance premiums receivable	(271.9)	(186.4)
Net change in deferred acquisition costs	(39.2)	(29.2)
Net change in funds held under reinsurance treaties	37.1	0.8
Net change in current and deferred income taxes, net	38.6	(23.9)
Net change in other assets and liabilities, net	(42.9)	(52.8)

Net cash provided from (used for) operations	107.3	(35.0)

Cash flows from investing activities:
Net change in short-term investments	(157.6)	(342.6)
Sales of fixed maturities and convertible fixed maturity investments	1,149.9	1,530.7
Maturities, calls, and paydowns of fixed maturity and convertible fixed maturity investments	69.0	228.4
Sales of common equity securities	247.9	36.0
Distributions and redemptions of other long-term investments	62.1	38.4
Sales of consolidated subsidiaries, net of cash sold	-	0.8
Contributions to other long-term investments	(131.3)	(138.3)
Purchases of common equity securities	(392.4)	(197.7)
Purchases of fixed maturities and convertible fixed maturity investments	(1,062.9)	(1,089.9)
Purchases of consolidated subsidiaries, net of cash acquired	(7.9)	(354.5)
Net change in unsettled investment purchases and sales	18.6	(6.6)
Other, net	(3.4)	(4.7)

Net cash (used for) provided from investing activities	(208.0)	(300.0)

Cash flows from financing activities:
Capital contribution from former parent	1.4	11.5
Issuance of debt, net of issuance costs	-	342.5
Repayment of debt	-	(3.8)
Change in collateral held on Interest Rate Cap	-	(0.8)
Cash dividends paid to non-controlling interests	-	(14.1)
Other, net	-	(0.9)

Net cash provided from financing activities	1.4	334.4

Effect of exchange rate changes on cash	(9.8)	9.2
Net (decrease) increase in cash during period	(109.1)	8.6
Cash and restricted cash balance at beginning of period	230.6	137.1
Cash and restricted cash balance at end of period	$121.5	$145.7

See Notes to Consolidated Financial Statements

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Note 1. General

Sirius International Insurance Group, Ltd. (the "Company") is a Bermuda exempted company whose principal businesses are conducted through its wholly- and majority-owned insurance subsidiaries (collectively with the Company, "Sirius Group"). Sirius Group provides insurance, reinsurance, and insurance services on a worldwide basis.

Note 2. Summary of significant accounting policies

Basis of presentation

The accompanying Unaudited Consolidated Financial Statements at September 30, 2018, have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. The accompanying Unaudited Consolidated Financial Statements present the consolidated results of operations, financial condition, and cash flows of the Company and its subsidiaries and those entities in which the Company has control and a majority economic interest as well as those variable interest entities ("VIEs") that meet the requirements for consolidation. All intercompany transactions have been eliminated in consolidation.

These Unaudited Consolidated Financial Statements do not include all disclosures normally included in annual financial statements prepared in accordance with GAAP and should be read in conjunction with the Audited Consolidated Financial Statements and the related notes for the year ended December 31, 2017. The consolidated financial information as of December 31, 2017 included herein has been derived from the Audited Consolidated Financial Statements as of December 31, 2017.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying Unaudited Consolidated Financial Statements reflect all adjustments (consisting of normally recurring accruals) necessary for a fair statement of results on an interim basis. Tabular dollar amounts are in millions, with the exception of share and per share amounts. All amounts are reported in U.S. dollars, except where noted otherwise.

During the second quarter of 2018, management identified a disclosure misclassification within the categories of mortgage- and asset-backed securities presented in tables within Note 7 and Note 8. The impact to the year ended December 31, 2017 disclosure was not considered to be material. In order to improve the consistency and comparability of the financial statement disclosures, management revised the December 31, 2017 disclosure related to mortgage- and asset-backed securities within Note 7 and Note 8 to be consistent with the September 30, 2018 presentation.

Recently adopted changes in accounting principles

Definition of a business

Effective January 1, 2018, Sirius Group adopted Accounting Standards Update ("ASU") 2017-01, Business Combinations: Clarifying the Definition of a Business (Accounting Standards Codification ("ASC") 805), which clarifies the definition of a business and affects the determination of whether acquisitions or disposals are accounted for as assets or as a business. Under the new guidance, when substantially all of the fair value of the assets is concentrated in a single identifiable asset or a group of similar identifiable assets, it is not a business. Sirius Group has applied the guidance in the update when determining the accounting treatment for transactions that have occurred during the nine months ended September 30, 2018. (See Note 3).

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Financial instruments - recognition and measurement

Effective January 1, 2018, Sirius Group adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASC 825-10). The new guidance modifies the guidance for financial instruments, including investments in equity securities. Under the new guidance, all equity securities with readily determinable fair values are required to be measured at fair value with changes therein recognized through current period earnings. In addition, the new guidance requires a qualitative assessment for equity securities without readily determinable fair values to identify impairment, and for impaired equity securities to be measured at fair value. Sirius Group measures its portfolio of investment securities at fair value with changes therein recognized through current period earnings and, accordingly, adoption did not have any impact on its consolidated financial statements.

Revenue recognition

Effective January 1, 2018, Sirius Group adopted ASU 2014-09, Revenue from Contracts with Customers (ASC 606), which modifies the guidance for revenue recognition. The scope of the new guidance excludes insurance contracts but is applicable to certain fee arrangements as well as commissions and other non-insurance revenues. This guidance impacts the timing of service fee recognition by International Medical Group Acquisition, Inc. ("IMG") and ArmadaCorp Capital, LLC ("Armada"). Sirius Group used the modified retrospective transition approach to adopt this guidance, which resulted in the recognition of a cumulative effect of adoption as an adjustment to the beginning balance of retained earnings at the date of initial application of $1.6 million, net of tax.

Recent accounting pronouncements

Premium amortization on callable debt securities

In March 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities (ASC 310-20), which changes the amortization period for certain purchased callable debt securities. Under the new guidance, for investments in callable debt securities held at a premium, the premium will be amortized over the period to the earliest call date. The new guidance does not change the amortization period for callable debt securities held at a discount. The new guidance is effective for annual and interim periods beginning after December 15, 2018. Sirius Group does not expect adoption to have any effect on its financial statements.

Credit losses

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (ASC 326), which establishes new guidance for the recognition of credit losses for financial assets measured at amortized cost. The new guidance, which applies to financial assets that have the contractual right to receive cash, including reinsurance receivables, requires reporting entities to estimate the credit losses expected over the life of a credit exposure using historical information, current information and reasonable and supportable forecasts that affect the collectability of the financial asset. The new guidance is effective for annual and interim periods beginning after December 15, 2019. Sirius Group is evaluating the expected impact of this new guidance.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842). The new guidance requires lessees to recognize lease assets and liabilities on the balance sheet for both operating and financing leases, with the exception of leases with an original term of 12 months or less. Under existing guidance, recognition of lease assets and liabilities is not required for operating leases. The new guidance requires that lease assets and liabilities to be recognized and measured initially based on the present value of the lease payments. The new guidance is effective for annual and interim periods beginning after December 15, 2018. Sirius Group is evaluating the expected impact of this new guidance and available adoption methods.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Note 3. Significant transactions

Easterly Acquisition Corp.

On November 5, 2018, the Company completed the transactions contemplated by its previously announced definitive Agreement and Plan of Merger ("Merger Agreement"). Under the terms of the Merger Agreement, Easterly Acquisition Corp. ("Easterly") merged with Sirius Acquisitions Holding Company III and became a wholly-owned subsidiary of the Company (the "Merger"). Upon the closing of the Merger, Easterly's common stock was exchanged for the Company's common shares at an exchange ratio (the "Exchange Ratio") calculated as (i) the amount of cash per public share of Easterly common stock in Easterly's trust account (the "Trust Account") immediately prior to the closing of the Merger divided by (ii) (x) 1.05 multiplied by (y) Sirius Group's adjusted diluted book value per common share as of September 30, 2018 ("Sirius Group September 30 Adjusted DBVPS"). Based on the Sirius Group September 30 Adjusted DBVPS, estimated as of September 30, 2018, and funds in the Trust Account on November 5, 2018, the Exchange Ratio was equal to 0.609. Following the Merger, the Company's common shares are traded on the Nasdaq Global Select Market under the symbol "SG."

Easterly held a special meeting of Easterly stockholders on November 2, 2018 to approve the completion of the transactions contemplated by the Merger Agreement. Easterly Acquisition Sponsor, LLC (the "Sponsor") and Easterly's other stockholders approved each of the proposals presented at the special meeting. After the special meeting, but prior to the consummation of the Merger, certain Easterly public stockholders exercised their redemption rights as provided for by Easterly's charter. In total, there were $109.7 million of redemptions by Easterly public stockholders, which decreased the amount of cash in the Trust Account available for general corporate purposes following the Merger. After the redemption of shares held by Easterly's public stockholders, there was $39.3 million in the Trust Account. This resulted in the issuance of 2,280,241 shares to Easterly public stockholders.

Pursuant to the letter agreement among Easterly, the Sponsor and the Company (the "Sponsor Letter"), the private placement warrants issued to the Sponsor at the closing of the Merger were cancelled. Pursuant to the Merger Agreement, each issued and outstanding public warrant was converted into a warrant exercisable for Company common shares. The number of Company common shares subject to converted warrants was equal to the number of shares of Easterly common stock subject to each Easterly warrant immediately prior to the closing of the Merger multiplied by the Exchange Ratio, and each converted warrant had an exercise price per Company common share equal to the exercise price per share of Easterly common stock subject to such Easterly warrant immediately prior to the closing of the Merger divided by the Exchange Ratio. This resulted in the issuance of 6,088,535 converted warrants.

In connection with the closing of the Merger, the Company completed a private placement of Series B preference shares and common shares at a price per share equal to (i) 1.05 multiplied by (ii) the Sirius Group September 30 Adjusted DBVPS, or $17.22447 (the "Sirius Group Private Placement"). Affiliated funds of Gallatin Point Capital, The Carlyle Group, Centerbridge Partners, L.P. and Bain Capital Credit (the "Preference Share Investors") purchased 11,901,670 Series B preference shares for $205.0 million in the Sirius Group Private Placement. Certain of the Preference Share Investors, together with certain employees, directors and "friends & family" of the Company purchased 1,225,954 common shares for $21.1 million in the Sirius Group Private Placement. In addition, the Preference Share Investors received 5,418,434 warrants that are exercisable for a period of five years after the Merger at a strike price equal to 125% of the per share purchase price, or $21.53.

Gross proceeds of the Sirius Group Private Placement, together with cash in the Easterly Trust Account assumed by Sirius Group upon the closing of the Merger aggregated to $268.0 million.

Common shares redemption agreement

In connection with the Merger, the Company and CM Bermuda Ltd. ("CM Bermuda"), the sole holder of the Company's common shares prior to the Merger, entered into a Redemption Agreement, dated November 2, 2018 (the "CM Bermuda Redemption Agreement"), pursuant to which, effective as of the closing of the Merger, the Company

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

redeemed 9,519,280 of the Company's common shares at a price per share equal to $17.22447, the payment for which will be funded from cash to be distributed by Sirius Bermuda Insurance Company Ltd. ("Sirius Bermuda") (not out of the funds released from the Trust Account in connection with the consummation of the Merger) and paid in cash by or on behalf of the Company no later than November 16, 2018.

Also in connection with the Merger, promptly after the filing of this Quarterly Report on Form 10-Q, the Company will complete a post-closing adjustment that can be settled either in cash or common shares issued to or returned by CM Bermuda. Based on the reported book value per share of $16.44 as of September 30, 2018, pursuant to the Merger Agreement, CM Bermuda is entitled to $1.6 million, payable in cash or in the Company's common shares.

Sirius Group expects to incur certain direct costs associated with the Merger of $7.0 million. These costs will be charged to Additional paid-in surplus.

Series A preference shares redemption agreement

In connection with the Merger, the Company, IMG Acquisition Holdings, LLC ("IMGAH") and Sirius Acquisitions Holding Company II completed the transactions contemplated by its previously announced Redemption Agreement and the Company redeemed all of the outstanding Series A redeemable preference shares, which were held by IMGAH, for $95.0 million in cash. Effective as of the completion of the redemption, the parties terminated the registration rights agreement and the shareholder's agreement between the Company and IMGAH. In addition, the parties agreed that any remaining contingent consideration in respect of the IMG acquisition, will be paid in cash, not in Series A redeemable preference shares, following the redemption, as previously contemplated in the agreement in respect of the IMG acquisition. On November 8, 2018, the Company paid $3.5 million to IMGAH for the contingent payment for the 2017 calendar year.

WRM America Indemnity Company, Inc.

On August 16, 2018, Sirius Group acquired 100% ownership of WRM America Indemnity Company, Inc. ("WRM America") from WRM America Indemnity Holding Company, LLC for $16.9 million in cash. WRM America is a New York-domiciled insurer with a run-off book of business mainly comprised of general liability, educator's legal liability, automobile liability and physical damage, property and excess catastrophe liability. As part of the purchase of WRM America, Sirius Group acquired $3.1 million of indefinite lived intangible assets related to insurance licenses.

IMG

On May 26, 2017, Sirius Group acquired 100% ownership of IMG and its subsidiaries, a leading provider of global travel medical insurance products and assistance services. The purchase of IMG was undertaken to expand on Sirius Group's existing Global Accident and Health ("Global A&H") platform and to accelerate the growth strategy of the Global A&H international insurance business, to add service fee revenues to Sirius Group's existing risk-transfer based insurance revenues, and to gain access to IMG's distribution networks and client base. Total consideration consisted of $250.8 million of cash, $100.0 million of Series A redeemable preference shares that were convertible into common shares, and up to $50.0 million of contingent consideration (the "IMG Earnout") that was originally payable in Series A redeemable preference shares, which was stated as $43.1 million at fair value at the acquisition date, resulting in a total enterprise value of $393.9 million. Sirius Group assumed certain IMG debt of $129.5 million, reducing its cash consideration by that amount and resulting in a total equity consideration of $264.4 million.

At September 30, 2018 and December 31, 2017, the IMG Earnout was measured at a fair value of $29.5 million and is reflected within Other liabilities.

For further information regarding the acquisition of IMG, please refer to "Note 3. Significant transactions", included within the Company's Audited Consolidated Financial Statements and the related notes for the year ended December 31, 2017.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Armada

On April 3, 2017, Sirius Group acquired 100% of Armada and its subsidiaries from Armada Enterprises LLC ("Seller"). Armada is an insurance services and health care technology business that creates specialty employee benefit products and serves to strengthen health care coverage and access. The purchase of Armada was undertaken to expand and accelerate the growth of Sirius Group's Global A&H platform in the United States, to diversify Sirius Group's revenues to include fee based revenues, and to gain access to Armada's distribution networks. Total consideration for the acquisition consisted of (1) the purchase of 50% of Armada by Sirius Group for $123.4 million, and (2) the redemption by Armada of the remaining 50% held by Seller for a redemption price based on a three-year contingent earn-out mechanism that could result in an additional payment to Seller of up to $125.0 million (the "Armada Earnout"), with fair value of $79.1 million at acquisition date, resulting in a total enterprise value of $202.5 million.

At September 30, 2018 and December 31, 2017, the Armada Earnout was measured at a fair value of $12.4 million and $13.3 million, respectively, and is reflected within Other liabilities.

For further information regarding the acquisition of Armada, please refer to "Note 3. Significant transactions", included within the Company's Audited Consolidated Financial Statements and the related notes for the year ended December 31, 2017.

Note 4. Segment information

Sirius Group classifies its business into four reportable segments – Global Property, Global A&H, Specialty and Casualty ("Specialty & Casualty"), and Runoff and Other ("Runoff & Other"). The accounting policies of the reportable segments are the same as those used for the preparation of the Company's consolidated financial statements.

The Company's Global Property, Global A&H, Specialty & Casualty, and Runoff & Other reportable segments each have managers who are responsible for the overall profitability of their respective segments and who are directly accountable to the Company's chief operating decision maker, the Chief Executive Officer ("CEO") of the Company. The CEO assesses segment operating performance, allocates capital, and makes resource allocation decisions based on Technical profit (loss), Underwriting profit (loss), and Underwriting profit (loss), including net service fee revenue.

Segment results are shown prior to corporate eliminations. Corporate eliminations are shown to reconcile to consolidated Technical profit (loss), consolidated Underwriting profit (loss) and consolidated Underwriting profit (loss), including net service fee revenue.

Sirius Group does not allocate its assets by segment, with the exception of goodwill and intangible assets, and, accordingly, investment income is not allocated to each segment.

Global Property

Global Property consists of Sirius Group's underwriting lines of business which offer other property insurance and reinsurance, property catastrophe excess reinsurance, and agriculture reinsurance on a worldwide basis:

Other Property—Sirius Group participates in the broker market for property reinsurance treaties written on a proportional and excess of loss basis. For Sirius Group's international business, the book consists of treaty, written on both a proportional and excess of loss basis, facultative, and primary business, primarily in Europe, Asia and Latin America. In the United States, the book predominantly centers on significant participations on proportional and excess of loss treaties mostly in the excess and surplus lines segment of the market.

Property Catastrophe Excess—Property catastrophe excess of loss reinsurance treaties cover losses from catastrophic events. Sirius Group writes a worldwide book with the largest concentration of exposure in Europe and the United

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

States. The U.S. book written in Bermuda has a national account focus supporting principally the lower and/or middle layers of large capacity programs. Additionally, Stockholm writes a U.S. book mainly consisting of select small regional and standard lines carriers. The exposures written in the international book are diversified across many countries, regions, perils and layers.

Agriculture—Sirius Group provides stop-loss reinsurance coverage to companies writing U.S. government-sponsored multi-peril crop insurance ("MPCI"). Sirius Group's participation is net of the government's stop-loss reinsurance protection. Sirius Group also provides coverage for crop-hail and certain named perils when bundled with MPCI business. Sirius Group also writes agriculture business outside of the United States.

Global A&H

The Global A&H operating segment consists of Sirius Group's insurance, reinsurance, and managing general underwriting ("MGU") units (which include Armada and IMG) that offer accident and health products on a worldwide basis:

Accident and Health insurance and reinsurance—Sirius Group is an insurer of accident and health insurance business in the United States, either on an admitted or surplus lines basis, as well as international business written through wholly-owned IMG. Armada business is written on an admitted basis. Sirius Group also writes proportional and excess reinsurance treaties covering employer medical stop-loss for per person (specific) and per employer (aggregate) exposures. In addition, Sirius Group writes some medical, health, travel and personal accident coverages written on a treaty, facultative and primary basis.

Specialty & Casualty

Specialty & Casualty consists of Sirius Group's insurance and reinsurance underwriting units which offer specialty & casualty product lines on a worldwide basis. Specialty lines represent unique risks where the more difficult and unusual risks are underwritten. Because specialty lines tend to be the more unusual or higher risks, much of the market is characterized by a high degree of specialization:

Aviation & Space provides aviation insurance that covers loss of or damage to an aircraft and the aircraft operations' liability to passengers, cargo and hull as well as to third parties. Additionally, liability arising out of non-aircraft operations such as hangars, airports and aircraft products can be covered. Space insurance primarily covers loss of or damage to a satellite during launch and in orbit. The book consists of treaty, written on both a proportional and excess of loss basis, facultative, and primary business.

Marine provides marine reinsurance, primarily written on an excess of loss and proportional basis. Coverage offered includes damage to ships and goods in transit, marine liability lines, and offshore energy industry insurance. Sirius Group also writes yacht business, both on reinsurance and a primary basis. The marine portfolio is diversified across many countries and regions.

Trade Credit writes credit and bond reinsurance worldwide. The bulk of the business is traditional short-term commercial credit insurance, covering pre-agreed domestic and export sales of goods and services with typical coverage periods of 60 to 120 days. Losses under these policies are correlated to adverse changes in a respective country's gross national product.

Contingency underwrites contingency insurance for event cancellation and non-appearance, primarily on a primary policy and facultative reinsurance basis. Additionally, coverage for liabilities arising from contractual bonus, prize redemption and over-redemption is also offered. The contingency portfolio is diversified across many countries and regions.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Casualty underwrites a cross section of all casualty lines, including general liability, umbrella, auto, workers compensation, professional liability, and other specialty classes, written on a proportional, excess of loss, and primary basis.

Surety underwrites commercial surety bonds, including non-construction contract bonds, in a broad range of business segments in the United States.

Environmental underwrites a pure environmental insurance book in the United States consisting of four core products that revolve around pollution coverage, which are premises pollution liability, contractor's pollution liability, contractor's pollution and professional liability.

Runoff & Other

Runoff & Other consists of asbestos risks, environmental risks and other latent liability exposures, and underwriting results from Sirius Global Solutions Holding Company ("Sirius Global Solutions") and its subsidiaries. Sirius Global Solutions is a Connecticut-based division of Sirius Group specializing in the acquisition and management of runoff liabilities for insurance and reinsurance companies, both in the United States and internationally.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following tables summarize the segment results for the three months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30, 2018

(Millions)	Global Property	Global A&H	Specialty & Casualty	Runoff & Other	Corporate Elimination	Total

Gross written premiums	$203.7	$117.1	$76.5	$0.7	$-	$398.0

Net written premiums	$144.9	$87.9	$72.6	$0.3	$-	$305.7

Net earned insurance and reinsurance premiums	$172.7	$89.6	$58.4	$0.4	$-	$321.1
Loss and allocated LAE(1)	(173.2)	(51.3)	(34.1)	10.2	-	(248.4)
Insurance and reinsurance acquisition expenses	(30.1)	(26.7)	(16.2)	(0.1)	13.9	(59.2)

Technical profit (loss)	(30.6)	11.6	8.1	10.5	13.9	13.5

Unallocated LAE(2)	(3.3)	(1.7)	(1.6)	(0.7)	(4.7)	(12.0)
Other underwriting expenses	(17.5)	(6.4)	(8.4)	(1.4)	(2.0)	(35.7)

Underwriting (loss) income	(51.4)	3.5	(1.9)	8.4	7.2	(34.2)

Service fee revenue(3)	-	29.3	-	-	(13.9)	15.4
Managing general underwriter unallocated LAE(4)	-	(4.7)	-	-	4.7	-
Managing general underwriter other underwriting expenses(5)	-	(2.0)	-	-	2.0	-
General and administrative expenses, MGU + Runoff & Other(6)	-	(13.8)	-	(0.8)	-	(14.6)

Underwriting (loss) income, including net service fee income	(51.4)	12.3	(1.9)	7.6	-	(33.4)

Net investment income						21.8
Net realized investment (losses) gains						3.9
Net unrealized investment (losses) gains						(11.7)
Net foreign exchange gains (losses)						(0.4)
Other revenue(7)						1.6
General and administrative expenses(8)						(4.9)
Intangible asset amortization expenses						(3.9)
Interest expense on debt						(7.6)

Pre-tax (loss) income						$(34.6)

Underwriting Ratios
Loss ratio	102.2%	59.2%	61.1%	NM	NM	81.1%
Acquisition expense ratio	17.4%	29.8%	27.7%	NM	NM	18.4%
Other underwriting expense ratio	10.1%	7.1%	14.4%	NM	NM	11.1%

Combined ratio(9)	129.7%	96.1%	103.2%	NM	NM	110.6%

Goodwill and intangible assets(10)	$-	$600.1	$-	$8.1	$-	$608.2

(1)Loss and allocated loss adjustment expenses ("LAE") are part of Loss and loss adjustment expenses on the Consolidated Statements of (Loss) Income (the sum of Loss and allocated LAE and Unallocated LAE is equal to Loss and loss adjustment expenses on the Consolidated Statements of (Loss) Income).

(2)Unallocated LAE are part of Loss and loss adjustment expenses on the Consolidated Statements of (Loss) Income (the sum of Loss and allocated LAE and Unallocated LAE is equal to Loss and loss adjustment expenses on the Consolidated Statements of (Loss) Income).

(3)Service fee revenue is part of Other revenue on the Consolidated Statements of (Loss) Income (the sum of Service fee revenue and Other revenue is equal to Other revenue on the Consolidated Statements of (Loss) Income).

(4)Managing general underwriter unallocated LAE represents IMG and Armada generated operating expenses following their integration with the Accident and Health insurance and reinsurance underwriting unit, representing costs associated with the claims process. In prior periods, all Armada and IMG expenses were disclosed within General and administrative expenses, MGU + Runoff & Other.

(5)Managing general underwriter other underwriting expenses represent IMG and Armada generated operating expenses following their integration with the Accident and Health insurance and reinsurance underwriting unit, representing costs associated with the underwriting process. In prior periods, all Armada and IMG expenses were disclosed within General and administrative expenses, MGU + Runoff & Other.

(6)General and administrative expenses, MGU + Runoff & Other is part of General and administrative expenses on the Consolidated Statements of (Loss) Income (the sum of General and administrative expenses, MGU + Runoff & Other and General and administrative expenses is equal to General and administrative expenses on the Consolidated Statements of (Loss) Income).

(7)Other revenue is presented net of Service fee revenue and is comprised mainly of gains (losses) from derivatives (see Note 11) (the sum of Service fee revenue and Other revenue is equal to Other revenue on the Consolidated Statements of (Loss) Income).

(8)General and administrative expenses are presented net of General and administrative expenses, MGU + Runoff & Other (the sum of General and administrative expenses, MGU + Runoff & Other and General and administrative expenses is equal to General and administrative expenses on the Consolidated Statements of (Loss) Income).

(9)Ratios considered not meaningful ("NM") to Runoff & Other and Corporate Elimination.

(10)Sirius Group does not allocate its assets by segment, with the exception of goodwill and intangible assets.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

	For the Three Months Ended September 30, 2017

(Millions)	Global Property	Global A&H	Specialty & Casualty	Runoff & Other	Corporate Elimination	Total

Gross written premiums	$154.6	$149.6	$53.4	$(0.9)	$-	$356.7

Net written premiums	$121.4	$107.6	$48.4	$0.2	$-	$277.6

Net earned insurance and reinsurance premiums	$162.0	$75.2	$45.2	$0.4	$-	$282.8
Loss and allocated LAE(1)	(283.4)	(42.9)	(34.6)	1.7	-	(359.2)
Insurance and reinsurance acquisition expenses	(34.2)	(24.1)	(12.6)	2.0	19.4	(49.5)

Technical profit (loss)	(155.6)	8.2	(2.0)	4.1	19.4	(125.9)

Unallocated LAE(2)	(8.2)	(0.7)	(2.3)	(0.8)	-	(12.0)
Other underwriting expenses	(17.7)	(5.9)	(4.6)	(0.5)	-	(28.7)

Underwriting (loss) income	(181.5)	1.6	(8.9)	2.8	19.4	(166.6)

Service fee revenue(3)	-	26.0	-	-	(19.4)	6.6
Managing general underwriter unallocated LAE(4)	-	-	-	-	-	-
Managing general underwriter other underwriting expenses(5)	-	-	-	-	-	-
General and administrative expenses, MGU + Runoff & Other(6)	-	(17.1)	-	(1.1)	-	(18.2)

Underwriting (loss) income, including net service fee income	(181.5)	10.5	(8.9)	1.7	-	(178.2)

Net investment income						12.1
Net realized investment (losses) gains						(24.4)
Net unrealized investment (losses) gains						(2.7)
Net foreign exchange gains (losses)						15.7
Other revenue(7)						2.9
General and administrative expenses(8)						(1.6)
Intangible asset amortization expenses						(3.9)
Interest expense on debt						(5.0)

Pre-tax (loss) income						$(185.1)

Underwriting Ratios
Loss ratio	180.0%	58.0%	81.6%	NM	NM	131.3%
Acquisition expense ratio	21.1%	32.0%	27.9%	NM	NM	17.5%
Other underwriting expense ratio	10.9%	7.8%	10.2%	NM	NM	10.1%

Combined ratio(9)	212.0%	97.8%	119.7%	NM	NM	158.9%

Goodwill and intangible assets(10)	$-	$617.3	$-	$5.0	$-	$622.3

(1)Loss and allocated LAE are part of Loss and loss adjustment expenses on the Consolidated Statements of (Loss) Income (the sum of Loss and allocated LAE and Unallocated LAE is equal to Loss and loss adjustment expenses on the Consolidated Statements of (Loss) Income).

(2)Unallocated LAE are part of Loss and loss adjustment expenses on the Consolidated Statements of (Loss) Income (the sum of Loss and allocated LAE and Unallocated LAE is equal to Loss and loss adjustment expenses on the Consolidated Statements of (Loss) Income).

(3)Service fee revenue is part of Other revenue on the Consolidated Statements of (Loss) Income (the sum of Service fee revenue and Other revenue is equal to Other revenue on the Consolidated Statements of (Loss) Income).

(4)Managing general underwriter unallocated LAE represents IMG and Armada generated operating expenses following their integration with the Accident and Health insurance and reinsurance underwriting unit, representing costs associated with the claims process. In prior periods, all Armada and IMG expenses were disclosed within General and administrative expenses, MGU + Runoff & Other.

(5)Managing general underwriter other underwriting expenses represent IMG and Armada generated operating expenses following their integration with the Accident and Health insurance and reinsurance underwriting unit, representing costs associated with the underwriting process. In prior periods, all Armada and IMG expenses were disclosed within General and administrative expenses, MGU + Runoff & Other.

(6)General and administrative expenses, MGU + Runoff & Other is part of General and administrative expenses on the Consolidated Statements of (Loss) Income (the sum of General and administrative expenses, MGU + Runoff & Other and General and administrative expenses is equal to General and administrative expenses on the Consolidated Statements of (Loss) Income).

(7)Other revenue is presented net of Service fee revenue and is comprised mainly gains of (losses) from derivatives (see Note 11) (the sum of Service fee revenue and Other revenue is equal to Other revenue on the Consolidated Statements of (Loss) Income).

(8)General and administrative expenses are presented net of General and administrative expenses, MGU + Runoff & Other (the sum of General and administrative expenses, MGU + Runoff & Other and General and administrative expenses is equal to General and administrative expenses on the Consolidated Statements of (Loss) Income).

(9)Ratios considered not meaningful ("NM") to Runoff & Other and Corporate Elimination.

(10)Sirius Group does not allocate its assets by segment, with the exception of goodwill and intangible assets.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following tables summarize the segment results for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended September 30, 2018

(Millions)	Global Property	Global A&H	Specialty & Casualty	Runoff & Other	Corporate Elimination	Total

Gross written premiums	$875.7	$375.0	$252.9	$14.6	$-	$1,518.2

Net written premiums	$569.1	$286.2	$228.3	$11.8	$-	$1,095.4

Net earned insurance and reinsurance premiums	$476.3	$258.4	$168.3	$11.5	$-	$914.5
Loss and allocated LAE(1)	(311.8)	(138.0)	(87.4)	12.3	-	(524.9)
Insurance and reinsurance acquisition expenses	(93.5)	(82.3)	(44.9)	(2.3)	34.0	(189.0)

Technical profit (loss)	71.0	38.1	36.0	21.5	34.0	200.6

Unallocated LAE(2)	(7.7)	(4.3)	(4.5)	(1.6)	(9.8)	(27.9)
Other underwriting expenses	(53.0)	(20.7)	(24.3)	(5.2)	(13.9)	(117.1)

Underwriting income (loss)	10.3	13.1	7.2	14.7	10.3	55.6

Service fee revenue(3)	-	89.5	-	-	(34.0)	55.5
Managing general underwriter unallocated LAE(4)	-	(9.8)	-	-	9.8	-
Managing general underwriter other underwriting expenses(5)	-	(13.9)	-	-	13.9	-
General and administrative expenses, MGU + Runoff & Other(6)	-	(37.5)	-	(2.9)	-	(40.4)

Underwriting income (loss), including net service fee income	10.3	41.4	7.2	11.8	-	70.7

Net investment income						51.8
Net realized investment (losses) gains						8.0
Net unrealized investment (losses) gains						29.0
Net foreign exchange gains (losses)						21.7
Other revenue(7)						40.5
General and administrative expenses(8)						(17.6)
Intangible asset amortization expenses						(11.8)
Interest expense on debt						(23.1)

Pre-tax (loss) income						$169.2

Underwriting Ratios
Loss ratio	67.1%	55.1%	54.6%	NM	NM	60.4%
Acquisition expense ratio	19.6%	31.8%	26.7%	NM	NM	20.7%
Other underwriting expense ratio	11.1%	8.0%	14.4%	NM	NM	12.8%

Combined ratio(9)	97.8%	94.9%	95.7%	NM	NM	93.9%

Goodwill and intangible assets(10)	$-	$600.1	$-	$8.1	$-	$608.2

(1)Loss and allocated LAE are part of Loss and loss adjustment expenses on the Consolidated Statements of (Loss) Income (the sum of Loss and allocated LAE and Unallocated LAE is equal to Loss and loss adjustment expenses on the Consolidated Statements of (Loss) Income).

(2)Unallocated LAE are part of Loss and loss adjustment expenses on the Consolidated Statements of (Loss) Income (the sum of Loss and allocated LAE and Unallocated LAE is equal to Loss and loss adjustment expenses on the Consolidated Statements of (Loss) Income).

(3)Service fee revenue is part of Other revenue on the Consolidated Statements of (Loss) Income (the sum of Service fee revenue and Other revenue is equal to Other revenue on the Consolidated Statements of (Loss) Income).

(4)Managing general underwriter unallocated LAE represents IMG and Armada generated operating expenses following their integration with the Accident and Health insurance and reinsurance underwriting unit, representing costs associated with the claims process. In prior periods, all Armada and IMG expenses were disclosed within General and administrative expenses, MGU + Runoff & Other.

(5)Managing general underwriter other underwriting expenses represent IMG and Armada generated operating expenses following their integration with the Accident and Health insurance and reinsurance underwriting unit, representing costs associated with the underwriting process. In prior periods, all Armada and IMG expenses were disclosed within General and administrative expenses, MGU + Runoff & Other.

(6)General and administrative expenses, MGU + Runoff & Other is part of General and administrative expenses on the Consolidated Statements of (Loss) Income (the sum of General and administrative expenses, MGU + Runoff & Other and General and administrative expenses is equal to General and administrative expenses on the Consolidated Statements of (Loss) Income).

(7)Other revenue is presented net of Service fee revenue and is comprised mainly of the right of indemnification (see Note 10), gains (losses) from derivatives (see Note 11), and the termination of the call option to purchase The Phoenix Holdings, Ltd. (the sum of Service fee revenue and Other revenue is equal to Other revenue on the Consolidated Statements of (Loss) Income).

(8)General and administrative expenses are presented net of General and administrative expenses, MGU + Runoff & Other (the sum of General and administrative expenses, MGU + Runoff & Other and General and administrative expenses is equal to General and administrative expenses on the Consolidated Statements of (Loss) Income).

(9)Ratios considered not meaningful ("NM") to Runoff & Other and Corporate Elimination.

(10)Sirius Group does not allocate its assets by segment, with the exception of goodwill and intangible assets.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

	For the Nine Months Ended September 30, 2017

(Millions)	Global Property	Global A&H	Specialty & Casualty	Runoff & Other	Corporate Elimination	Total

Gross written premiums	$606.6	$381.4	$184.2	$(5.8)	$-	$1,166.4

Net written premiums	$450.8	$260.1	$164.5	$(0.7)	$-	$874.7

Net earned insurance and reinsurance premiums	$412.1	$214.1	$123.7	$0.7	$-	$750.6
Loss and allocated LAE(1)	(387.6)	(123.5)	(74.1)	(16.8)	-	(602.0)
Insurance and reinsurance acquisition expenses	(82.1)	(61.7)	(30.7)	4.3	26.7	(143.5)

Technical profit (loss)	(57.6)	28.9	18.9	(11.8)	26.7	5.1

Unallocated LAE(2)	(12.7)	(3.8)	(5.5)	(2.6)	-	(24.6)
Other underwriting expenses	(51.6)	(18.3)	(13.5)	(3.2)	-	(86.6)

Underwriting income (loss)	(121.9)	6.8	(0.1)	(17.6)	26.7	(106.1)

Service fee revenue(3)	-	40.6	-	-	(26.7)	13.9
Managing general underwriter unallocated LAE(4)	-	-	-	-	-	-
Managing general underwriter other underwriting expenses(5)	-	-	-	-	-	-
General and administrative expenses, MGU + Runoff & Other(6)	-	(28.5)	-	(4.1)	-	(32.6)

Underwriting income (loss), including net service fee income	(121.9)	18.9	(0.1)	(21.7)	-	(124.8)

Net investment income						44.2
Net realized investment (losses) gains						(26.9)
Net unrealized investment (losses) gains						(25.2)
Net foreign exchange gains (losses)						17.0
Other revenue(7)						(2.1)
General and administrative expenses(8)						(28.0)
Intangible asset amortization expenses						(6.3)
Interest expense on debt						(14.6)

Pre-tax (loss) income						$(166.7)

Underwriting Ratios
Loss ratio	97.1%	59.5%	64.3%	NM	NM	83.5%
Acquisition expense ratio	19.9%	28.8%	24.8%	NM	NM	19.1%
Other underwriting expense ratio	12.5%	8.5%	10.9%	NM	NM	11.5%

Combined ratio(9)	129.5%	96.8%	100.0%	NM	NM	114.1%

Goodwill and intangible assets(10)	$-	$617.3	$-	$5.0	$-	$622.3

(1)Loss and allocated LAE are part of Loss and loss adjustment expenses on the Consolidated Statements of (Loss) Income (the sum of Loss and allocated LAE and Unallocated LAE is equal to Loss and loss adjustment expenses on the Consolidated Statements of (Loss) Income).

(2)Unallocated LAE are part of Loss and loss adjustment expenses on the Consolidated Statements of (Loss) Income (the sum of Loss and allocated LAE and Unallocated LAE is equal to Loss and loss adjustment expenses on the Consolidated Statements of (Loss) Income).

(3)Service fee revenue is part of Other revenue on the Consolidated Statements of (Loss) Income (the sum of Service fee revenue and Other revenue is equal to Other revenue on the Consolidated Statements of (Loss) Income).

(4)Managing general underwriter unallocated LAE represents IMG and Armada generated operating expenses following their integration with the Accident and Health insurance and reinsurance underwriting unit, representing costs associated with the claims process. In prior periods, all Armada and IMG expenses were disclosed within General and administrative expenses, MGU + Runoff & Other.

(5)Managing general underwriter other underwriting expenses represent IMG and Armada generated operating expenses following their integration with the Accident and Health insurance and reinsurance underwriting unit, representing costs associated with the underwriting process. In prior periods, all Armada and IMG expenses were disclosed within General and administrative expenses, MGU + Runoff & Other.

(6)General and administrative expenses, MGU + Runoff & Other is part of General and administrative expenses on the Consolidated Statements of (Loss) Income (the sum of General and administrative expenses, MGU + Runoff & Other and General and administrative expenses is equal to General and administrative expenses on the Consolidated Statements of (Loss) Income).

(7)Other revenue is presented net of Service fee revenue and is comprised mainly of gains (losses) from derivatives (see Note 11) (the sum of Service fee revenue and Other revenue is equal to Other revenue on the Consolidated Statements of (Loss) Income).

(8)General and administrative expenses are presented net of General and administrative expenses, MGU + Runoff & Other (the sum of General and administrative expenses, MGU + Runoff & Other and General and administrative expenses is equal to General and administrative expenses on the Consolidated Statements of (Loss) Income).

(9)Ratios considered not meaningful ("NM") to Runoff & Other and Corporate Elimination.

(10)Sirius Group does not allocate its assets by segment, with the exception of goodwill and intangible assets.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following tables provide summary information regarding net premiums written by client location and underwriting location by reportable segment for the three months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30, 2018

(Millions)	Global Property	Global A&H	Specialty & Casualty	Runoff & Other	Total

Net written premiums by client location:
United States	$62.4	$71.4	$45.3	$(0.1)	$179.0
Europe	22.8	7.4	15.8	0.1	46.1
Canada, the Caribbean, Bermuda and Latin America	24.7	2.6	2.8	-	30.1
Asia and Other	35.0	6.5	8.7	0.3	50.5

Total net written premium by client location for the three months ended September 30, 2018	$144.9	$87.9	$72.6	$0.3	$305.7

Net written premiums by underwriting location:
United States	$12.6	$27.7	$5.8	$-	$46.1
Europe	61.3	52.7	36.1	-	150.1
Canada, the Caribbean, Bermuda and Latin America	53.8	7.3	30.5	-	91.6
Asia and Other	17.2	0.2	0.2	0.3	17.9

Total written premiums by underwriting location for the three months ended September 30, 2018	$144.9	$87.9	$72.6	$0.3	$305.7

	For the Three Months Ended September 30, 2017

(Millions)	Global Property	Global A&H	Specialty & Casualty	Runoff & Other	Total

Net written premiums by client location:
United States	$46.2	$95.1	$25.2	$(0.3)	$166.2
Europe	22.2	6.1	15.4	-	43.7
Canada, the Caribbean, Bermuda and Latin America	28.9	2.1	1.5	0.1	32.6
Asia and Other	24.1	4.3	6.3	0.4	35.1

Total net written premium by client location for the three months ended September 30, 2017	$121.4	$107.6	$48.4	$0.2	$277.6

Net written premiums by underwriting location:
United States	$3.0	$37.1	$0.3	$(0.3)	$40.1
Europe	43.2	36.7	33.1	0.1	113.1
Canada, the Caribbean, Bermuda and Latin America	64.2	33.8	14.8	-	112.8
Asia and Other	11.0	-	0.2	0.4	11.6

Total written premiums by underwriting location for the three months ended September 30, 2017	$121.4	$107.6	$48.4	$0.2	$277.6

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following tables provide summary information regarding net premiums written by client location and underwriting location by reportable segment for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended September 30, 2018

(Millions)	Global Property	Global A&H	Specialty & Casualty	Runoff & Other	Total

Net written premiums by client location:
United States	$241.0	$229.5	$119.6	$11.4	$601.5
Europe	148.4	25.1	76.0	0.1	249.6
Canada, the Caribbean, Bermuda and Latin America	69.7	8.6	7.4	-	85.7
Asia and Other	110.0	23.0	25.3	0.3	158.6

Total net written premium by client location for the nine months ended September 30, 2018	$569.1	$286.2	$228.3	$11.8	$1,095.4

Net written premiums by underwriting location:
United States	$28.8	$81.0	$9.3	$11.5	$130.6
Europe	271.5	164.5	132.8	-	568.8
Canada, the Caribbean, Bermuda and Latin America	224.0	40.1	84.3	-	348.4
Asia and Other	44.8	0.6	1.9	0.3	47.6

Total written premiums by underwriting location for the nine months ended September 30, 2018	$569.1	$286.2	$228.3	$11.8	$1,095.4

	For the Nine Months Ended September 30, 2017

(Millions)	Global Property	Global A&H	Specialty & Casualty	Runoff & Other	Total

Net written premiums by client location:
United States	$186.5	$220.4	$49.9	$(1.2)	$455.6
Europe	116.3	17.4	75.3	-	209.0
Canada, the Caribbean, Bermuda and Latin America	65.6	6.7	7.8	0.1	80.2
Asia and Other	82.4	15.6	31.5	0.4	129.9

Total net written premium by client location for the nine months ended September 30, 2017	$450.8	$260.1	$164.5	$(0.7)	$874.7

Net written premiums by underwriting location:
United States	$40.6	$80.3	$(0.3)	$(1.2)	$119.4
Europe	207.1	107.7	135.2	0.1	450.1
Canada, the Caribbean, Bermuda and Latin America	171.2	71.8	27.7	-	270.7
Asia and Other	31.9	0.3	1.9	0.4	34.5

Total written premiums by underwriting location for the nine months ended September 30, 2017	$450.8	$260.1	$164.5	$(0.7)	$874.7

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Note 5. Reserves for unpaid losses and loss adjustment expenses

The following table summarizes the loss and LAE reserve activities of Sirius Group for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2018	2017	2018	2017

Gross beginning balance	$1,827.1	$1,659.3	$1,898.5	$1,620.1
Less beginning reinsurance recoverable on unpaid losses	(358.3)	(304.7)	(319.7)	(291.5)

Net loss and LAE reserve balance	1,468.8	1,354.6	1,578.8	1,328.6
Losses and LAE incurred relating to:
Current year losses	270.5	374.6	575.8	622.5
Prior years losses	(10.1)	(3.4)	(23.0)	4.1

Total net incurred losses and LAE	260.4	371.2	552.8	626.6

Foreign currency translation adjustment to net loss and LAE reserves	(5.4)	12.9	(20.9)	33.1
Acquisitions (See Note 3)	0.2	-	0.2	14.3
Accretion of fair value adjustment to net loss and LAE reserves	0.1	0.1	0.1	0.1
Loss and LAE paid relating to:
Current year losses	80.5	51.9	152.5	116.3
Prior years losses	101.6	105.1	416.5	304.6

Total loss and LAE payments	182.1	157.0	569.0	420.9

Net ending balance	1,542.0	1,581.8	1,542.0	1,581.8
Plus ending reinsurance recoverable on unpaid losses	349.0	334.9	349.0	334.9

Gross ending balance	$1,891.0	$1,916.7	$1,891.0	$1,916.7

Loss and LAE development - three months ended September 30, 2018

For the three months ended September 30, 2018, Sirius Group had net favorable loss reserve development of $10.1 million. The major reductions in loss reserve estimates were recorded in Runoff & Other ($10.6 million), Specialty & Casualty ($7.3 million), and Global A&H ($3.0 million). The reduction in Runoff & Other was primarily due to decreases in runoff casualty reserves from older accident years, whereas Specialty & Casualty was due to favorable loss reserve development across all business lines in more recent accident years. These reductions were partially offset by increases in Global Property loss reserve development of $10.8 million resulting from higher than expected reporting from recent accident years.

Loss and LAE development - three months ended September 30, 2017

For the three months ended September 30, 2017, Sirius Group had net favorable loss reserve development of $3.4 million. The major reductions in loss reserve estimates were recorded in Specialty & Casualty ($3.3 million) and Runoff & Other ($0.9 million). The reductions were partially offset by increases in Global Property ($0.4 million) and Global A&H ($0.4 million) loss reserve development.

Loss and LAE development - nine months ended September 30, 2018

For the nine months ended September 30, 2018, Sirius Group had net favorable loss reserve development of $23.0 million. The major reductions in loss reserve estimates were recorded in Runoff & Other ($22.6 million),

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Specialty & Casualty ($17.7 million), and Global A&H ($11.4 million). Favorable loss reserve development for Runoff & Other included a reduction in World Trade Center claims in response to revised information received by the Company in addition to favorable loss reserve development in runoff casualty reserves. In addition, Specialty & Casualty had favorable loss reserve development across all business lines, in particular Aviation & Space with $12.0 million. These reductions were partially offset by increases in Global Property loss reserve development of $28.7 million resulting from higher than expected reporting from recent accident years, including $7.4 million of increases from natural catastrophes, including the 2017 North American natural catastrophes. Also, in Other Property, there was loss deterioration from recent accident years reported in client account statements received, which accounted for the remainder of Global Property unfavorable loss reserve development in the nine months ended September 30, 2018.

Loss and LAE development - nine months ended September 30, 2017

During the nine months ended September 30, 2017, Sirius Group had net unfavorable loss reserve development of $4.1 million. The major increase in the loss reserve estimates were recorded in Runoff & Other ($19.2 million), as the Company increased its asbestos reserves by $59.3 million, which were offset by reductions of other runoff claims reserves of $40.1 million. The increase was mostly offset by reserve reductions in Specialty & Casualty ($9.2 million), Global A&H ($4.3 million), and Global Property ($1.6 million).

Note 6. Third party reinsurance

In the normal course of business, Sirius Group seeks to protect its businesses from losses due to concentration of risk and losses arising from catastrophic events by reinsuring with third-party reinsurers. Sirius Group remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

At September 30, 2018, Sirius Group had reinsurance recoverables on paid losses of $29.8 million and reinsurance recoverables of $349.0 million on unpaid losses. At December 31, 2017, Sirius Group had reinsurance recoverables on paid losses of $17.5 million and reinsurance recoverables of $319.7 million on unpaid losses. Because retrocessional reinsurance contracts do not relieve Sirius Group of its obligation to its insureds, the collectability of balances due from Sirius Group's reinsurers is important to its financial strength. Sirius Group monitors the financial strength and ratings of retrocessionaires on an ongoing basis. Uncollectible amounts historically have not been significant.

Note 7. Investment securities

Sirius Group's invested assets consist of investment securities and other long-term investments held for general investment purposes. The portfolio of investment securities includes fixed maturity investments, short-term investments, equity securities, and other long-term investments, which are all classified as trading securities. Realized and unrealized investment gains and losses on trading securities are reported in pre-tax revenues.

Net investment income

Sirius Group's net investment income is comprised primarily of interest income along with associated amortization of premium and accretion of discount on Sirius Group's fixed maturity investments, dividend income from its equity investments, and interest income from its short-term investments.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Net investment income for the three and nine months ended September 30, 2018 and 2017 consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions)	2018	2017	2018	2017

Fixed maturity investments	$14.2	$12.7	$37.8	$40.6
Short-term investments	2.4	-	3.7	0.1
Equity securities	5.9	1.0	14.2	3.9
Other long-term investments	2.7	1.6	5.2	7.3

Total investment income	25.2	15.3	60.9	51.9
Investment expenses	(3.4)	(3.2)	(9.1)	(7.7)

Net investment income	$21.8	$12.1	$51.8	$44.2

Net realized and unrealized investment (losses) gains

Net realized and unrealized investment (losses) gains for the three and nine months ended September 30, 2018 and 2017 consisted of the following:

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
(Millions)	2018	2017	2018	2017

Gross realized gains	$11.3	$10.3	$31.7	$39.2
Gross realized (losses)	(7.4)	(34.7)	(23.7)	(66.1)

Net realized gains (losses) on investments(1)(2)	3.9	(24.4)	8.0	(26.9)
Net unrealized (losses) gains on investments(3)(4)	(11.7)	(2.7)	29.0	(25.2)

Net realized and unrealized (losses) gains on investments	$(7.8)	$(27.1)	$37.0	$(52.1)

(1)Includes $4.7 and $(21.0) of realized gains (losses) due to foreign currency for the three months ended September 30, 2018 and 2017, respectively.

(2)Includes $10.7 and $(20.2) of realized gains (losses) due to foreign currency for the nine months ended September 30, 2018 and 2017, respectively.

(3)Includes $(5.5) and $(13.8) of unrealized (losses) due to foreign currency for the three months ended September 30, 2018 and 2017, respectively.

(4)Includes $43.1 and $(58.3) of unrealized gains (losses) due to foreign currency for the nine months ended September 30, 2018 and 2017, respectively.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Net realized investment gains (losses)

Net realized investment gains (losses) for the three and nine months ended September 30, 2018 and 2017 consisted of the following:

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
(Millions)	2018	2017	2018	2017

Fixed maturity investments(1)	$4.2	$(16.2)	$5.0	$(19.3)
Equity securities(1)	(0.6)	1.2	(0.4)	0.7
Other long-term investments(1)	0.3	(9.4)	3.4	(8.3)

Net realized investment gains (losses)	$3.9	$(24.4)	$8.0	$(26.9)

(1)Three months ended September 30, 2017 figures have been revised, which increased net realized investment (losses) gains by $(2.7) for fixed maturity investments, $0.9 for equity securities and $1.8 for other long-term investments.

Net unrealized investment (losses) gains

Net unrealized investment gains (losses) for the three and nine months ended September 30, 2018 and 2017 consisted of the following:

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
(Millions)	2018	2017	2018	2017

Fixed maturity investments(1)	$(8.6)	$(8.3)	$12.2	$(34.9)
Equity securities(1)	0.9	10.9	2.1	13.4
Other long-term investments(1)	(4.0)	(5.3)	14.7	(3.7)

Net unrealized investment (losses) gains	$(11.7)	$(2.7)	$29.0	$(25.2)

(1)Three months ended September 30, 2017 figures have been revised, which increased net unrealized investment gains (losses) by $2.2 for fixed maturity investments and $(2.2) for other long-term investments.

The following table summarizes the amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 investments for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
(Millions)	2018	2017	2018	2017

Fixed maturity investments	$0.1	$-	$(2.0)	$(0.1)
Equity securities	-	-	-	0.1
Other long-term investments	(1.6)	0.7	6.1	0.4

Total unrealized investment (losses) gains - Level 3 investments	$(1.5)	$0.7	$4.1	$0.4

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Investment holdings

Fixed maturity investments

The cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and fair value of Sirius Group's fixed maturity investments as of September 30, 2018 and December 31, 2017, were as follows:

	September 30, 2018

(Millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Fair value

Corporate debt securities	$792.3	$1.3	$(9.3)	$10.5	$794.8
Residential mortgage-backed securities	452.0	0.1	(14.4)	6.2	443.9
Asset-backed securities	412.3	0.1	(1.1)	2.3	413.6
Commercial mortgage-backed securities	155.1	0.4	(3.5)	0.8	152.8
U.S. government and government agency	112.5	-	(1.2)	4.4	115.7
Non-U.S. government and government agency	45.4	-	(0.3)	0.7	45.8
Preferred stocks	13.2	0.9	(2.6)	0.1	11.6
U.S. States, municipalities and political subdivision	1.4	-	-	-	1.4

Total fixed maturity investments	$1,984.2	$2.8	$(32.4)	$25.0	$1,979.6

	December 31, 2017

(Millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Fair value

Corporate debt securities	$1,017.0	$3.1	$(4.8)	$(0.8)	$1,014.5
Residential mortgage-backed securities(1)	300.7	0.1	(5.6)	(1.7)	293.5
Asset-backed securities	478.1	0.4	(0.6)	(2.5)	475.4
Commercial mortgage-backed securities(1)	193.8	0.8	(3.6)	-	191.0
Non-U.S. government and government agency	106.8	0.1	(0.9)	1.2	107.2
U.S. government and government agency	85.8	-	(0.8)	(0.2)	84.8
Preferred stocks	9.3	0.3	-	0.2	9.8
U.S. States, municipalities and political subdivision	3.8	-	-	-	3.8

Total fixed maturity investments	$2,195.3	$4.8	$(16.3)	$(3.8)	$2,180.0

(1)2017 figures have been revised to correct for a misclassification in prior disclosure of subcategories within residential mortgage-backed securities and commercial mortgage-backed securities. Cost or amortized cost and fair value balances increased by $41.4 for residential mortgage-backed securities and decreased by the same amounts for commercial mortgage-backed securities. Gross unrealized losses and net foreign currency gains (losses) increased by $0.3 for residential mortgage-backed securities and decreased by the same amounts for commercial mortgage-backed securities.

The weighted average duration of Sirius Group's fixed income portfolio as of September 30, 2018 was approximately 1.8 years, including short-term investments, and approximately 2.4 years excluding short-term investments.

The cost or amortized cost and fair value of Sirius Group's fixed maturity investments as of September 30, 2018 and December 31, 2017 are presented below by contractual maturity. Actual maturities could differ from contractual

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	September 30, 2018		December 31, 2017

(Millions)	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value

Due in one year or less	$233.8	$238.6	$106.3	$106.5
Due after one year through five years	691.4	693.6	1,009.0	1,006.4
Due after five years through ten years	26.2	25.3	71.2	70.8
Due after ten years	0.2	0.2	26.9	26.6
Mortgage-backed and asset-backed securities	1,019.4	1,010.3	972.6	959.9
Preferred stocks	13.2	11.6	9.3	9.8

Total	$1,984.2	$1,979.6	$2,195.3	$2,180.0

The following table summarizes the ratings and fair value of fixed maturity investments held in Sirius Group's investment portfolio as of September 30, 2018 and December 31, 2017:

(Millions)	September 30, 2018	December 31, 2017

AAA	$571.9	$689.4
AA	768.9	635.2
A	350.3	416.4
BBB	198.4	333.8
Other	90.1	105.2

Total fixed maturity investments(1)	$1,979.6	$2,180.0

(1)Credit ratings are assigned based on the following hierarchy: 1) Standard & Poor's ("S&P") and 2) Moody's Investor Service ("Moody's").

At September 30, 2018, the above totals included $54.2 million of sub-prime securities. Of this total, $24.4 million was rated AAA, $12.9 million rated AA, $5.6 million rated A, $6.3 million rated BBB and $5.0 million classified as Other. At December 31, 2017, the above totals included $93.0 million of sub-prime securities. Of this total, $53.0 million was rated AAA, $25.7 million rated AA, $1.3 million rated A, $8.4 million rated BBB and $4.6 million classified as Other.

Mortgage-backed and asset-backed securities

Sirius Group purchases commercial mortgage-backed securities ("CMBS") and residential mortgage-backed securities ("RMBS") and asset-backed securities with the goal of maximizing risk adjusted returns in the context of a diversified portfolio. Sirius Group considers sub-prime securities as those that have underlying loan pools that exhibit weak credit characteristics, or those that are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., Sirius Group considers investments backed primarily by second-liens to be sub-prime risks). Given the tranched nature of mortgage-backed and asset-backed securities, Sirius Group relies primarily on rating agency credit ratings (i.e., S&P and Moody's) to evaluate credit worthiness of these securities and to a lesser extent on credit scores such as FICO.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following table summarizes the total mortgage- and asset-backed securities held at fair value in Sirius Group's investment portfolio as of September 30, 2018 and December 31, 2017:

(Millions)	September 30, 2018	December 31, 2017(1)

Mortgage-backed securities:
Agency:
Government National Mortgage Association	$60.5	$57.2
Federal National Mortgage Association	204.2	159.8
Federal Home Loan Mortgage Corporation	171.6	62.0

Total Agency(2)	436.3	279.0
Non-agency:
Residential	39.6	57.2
Commercial	120.8	148.3

Total Non-agency	160.4	205.5

Total Mortgage-backed Securities	596.7	484.5
Asset-backed Securities:
Credit Card Receivables	12.7	53.0
Vehicle Receivables	91.9	314.6
Other(3)	309.0	107.8

Total Asset-Backed Securities	413.6	475.4

Total Mortgage- and Asset-backed Securities(4)	$1,010.3	$959.9

(1)2017 figures have been revised to correct for a misclassification in prior disclosure of subcategories within agency and non-agency mortgage-backed securities: total agency balances increased by $39.7 and total non-agency balances decreased by the same amount.

(2)Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government-sponsored entity (i.e., FNMA, FHLMC).

(3)Includes $249.2 of collateralized loan obligations held in Sirius Group's investment portfolio at September 30, 2018. There were no collateralized loan obligations held in Sirius Group's investment portfolio at December 31, 2017.

(4)At September 30, 2018 and December 31, 2017, all mortgage- and asset-backed securities held by Sirius Group were classified as Level 2 investments.

Equity securities and Other long-term investments

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and fair values of Sirius Group's equity securities and other long-term investments as of September 30, 2018 and December 31, 2017, were as follows:

	September 30, 2018

(Millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Fair value

Equity securities	$406.4	$39.0	$(22.3)	$7.3	$430.4
Other long-term investments	$320.0	$26.7	$(5.9)	$8.2	$349.0

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

	December 31, 2017

(Millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Fair value

Equity securities	$275.1	$29.3	$(5.1)	$(0.1)	$299.2
Other long-term investments	$255.5	$14.2	$(4.1)	$3.9	$269.5

Other long-term investments at fair value consisted of the following as at September 30, 2018 and December 31, 2017:

(Millions)	September 30, 2018	December 31, 2017

Hedge funds and private equity funds	$281.5	$205.3
Limited liability companies and private equity securities	67.5	64.2

Total other long-term investments	$349.0	$269.5

Hedge Funds and Private Equity Funds

Sirius Group holds investments in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments has been estimated using the net asset value of the funds. As of September 30, 2018, Sirius Group held investments in 8 hedge funds and 27 private equity funds. The largest investment in a single fund was $51.3 million as of September 30, 2018 and $31.4 million as of December 31, 2017.

The following table summarizes investments in hedge funds and private equity interests by investment objective and sector as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017

(Millions)	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments

Hedge funds:
Long/short multi-sector	$47.4	$-	$31.5	$-
Distressed mortgage credit	51.3	-	25.5	-
Other	2.6	-	3.2	-

Total hedge funds	101.3	-	60.2	-
Private equity funds:
Energy infrastructure & services	95.5	61.9	73.5	56.4
Multi-sector	8.7	0.7	9.5	1.0
Healthcare	32.8	16.3	23.4	28.6
Life settlement	23.3	-	21.5	-
Manufacturing/Industrial	18.5	3.5	15.9	5.1
Private equity secondaries	1.1	1.1	1.1	1.0
Real estate	0.3	-	0.2	-

Total private equity funds	180.2	83.5	145.1	92.1

Total hedge and private equity funds included in other long-term investments	$281.5	$83.5	$205.3	$92.1

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Redemption of investments in certain hedge funds is subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency, and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period.

The following summarizes the September 30, 2018 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period

Redemption Frequency (Millions)	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total

Monthly	$-	$28.7	$-	$-	$28.7
Quarterly	0.8	-	-	-	0.8
Semi-annual	-	0.9	-	-	0.9
Annual	-	18.6	52.2	0.1	70.9

Total	$0.8	$48.2	$52.2	$0.1	$101.3

Certain of the hedge fund and private equity fund investments in which Sirius Group is invested are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund's underlying investments are liquidated. As of September 30, 2018, no distributions were outstanding from these investments. Investments in private equity funds are generally subject to a "lock-up" period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund's underlying investments.

In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors.

As of September 30, 2018, investments in private equity funds were subject to lock-up periods as follows:

(Millions)	1 - 3 years	3 – 5 years	5 – 10 years	Total

Private Equity Funds – expected lock-up period remaining	$27.5	$4.5	$148.2	$180.2

Investments held on deposit or as collateral

As of September 30, 2018 and December 31, 2017 investments of $452.3 million and $548.2 million, respectively, were held in trusts required to be maintained in relation to various reinsurance agreements. Sirius Group's reinsurance operations are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits that are included within total investments totaled $455.7 million and $548.4 million as of September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018, Sirius Group held $0.3 million of collateral in the form of short-term investments associated with Interest Rate Cap agreements. (See Note 11.)

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Unsettled investment purchases and sales

As of September 30, 2018 and December 31, 2017, Sirius Group reported $18.1 million and $0.3 million, respectively, in Accounts payable on unsettled investment purchases.

As of September 30, 2018 and December 31, 2017, Sirius Group reported $0.1 million and $0.3 million, respectively, in Accounts receivable on unsettled investment sales.

Note 8. Fair value measurements

Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources ("observable inputs") and a reporting entity's internal assumptions based upon the best information available when external market data is limited or unavailable ("unobservable inputs"). Quoted prices in active markets for identical assets or liabilities have the highest priority ("Level 1"), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities ("Level 2"), and unobservable inputs, including the reporting entity's estimates of the assumptions that market participants would use, having the lowest priority ("Level 3").

The availability of observable inputs can vary from financial instrument to financial instrument and is affected by a wide variety factors including, for example, the type of financial instrument, whether the financial instrument is new and not yet established in the marketplace, and other characteristics particular to the instrument. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires significantly more judgment.

Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized in Level 3. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This may lead the Company to change the selection of the valuation technique (for example, from market to cash flow approach) or to use multiple valuation techniques to estimate the fair value of a financial instrument. These circumstances could cause an instrument to be reclassified between levels within fair value hierarchy. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries Bills and Notes, equity securities, and short-term investments. Investments valued using Level 2 inputs are primarily comprised of fixed maturity investments, which have been disaggregated into classes, including U.S. government and government agency, corporate debt securities, mortgage-backed and asset-backed securities, non-U.S. government and government agency, U.S. state and municipalities and political sub division and preferred stocks. Investments valued using Level 2 inputs also include certain exchange-traded funds ("ETFs") that track U.S. stock indices such as the S&P 500 but are traded on foreign exchanges. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Sirius Group determines when transfers between levels have occurred as of the beginning of the period.

Valuation techniques

Sirius Group uses outside pricing services to assist in determining fair values for its investments. For investments in active markets, Sirius Group uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services Sirius Group uses have indicated that they will only provide prices where observable inputs are available. In circumstances where quoted market prices are unavailable or are not considered reasonable, Sirius Group estimates the fair value using industry standard pricing models and observable inputs such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, prepayment speeds, reference data including research publications, and other relevant inputs. Given that many fixed maturity investments do not trade on a daily basis, the outside pricing services evaluate a wide range of fixed maturity investments by regularly drawing parallels from recent trades and quotes of comparable securities with similar features. The

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

characteristics used to identify comparable fixed maturity investments vary by asset type and take into account market convention.

The valuation process above is generally applicable to all of Sirius Group's fixed maturity investments. The techniques and inputs specific to asset classes within Sirius Group's fixed maturity investments for Level 2 securities that use observable inputs are as follows:

U.S. government and government agency

U.S. government and government agency securities consist primarily of debt securities issued by the U.S. Treasury and mortgage pass-through agencies such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Fixed maturity investments included in U.S. government and government agency securities are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker-dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models that incorporate option-adjusted spreads and other daily interest rate data.

Non-U.S. government and government agency

Non-U.S. government and government agency securities consist of debt securities issued by non-U.S. governments and their agencies along with supranational organizations (also known as sovereign debt securities). Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap, and high issuance credits. The pricing services then apply a credit spread for each security, which is developed by in-depth and real-time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.

Corporate debt securities

Corporate debt securities consist primarily of investment-grade debt of a wide variety of U.S. and non-U.S. corporate issuers and industries. The corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker-dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features that may influence risk.

Mortgage-backed and asset-backed securities

The fair value of mortgage and asset-backed securities is primarily priced by pricing services using a pricing model that utilizes information from market sources and leveraging similar securities. Key inputs include benchmark yields, reported trades, underlying tranche cash flow data and collateral performance, plus new issue data, as well as broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including issuer, vintage, loan type, collateral attributes, prepayment speeds, default rates, recovery rates, cash flow stress testing, credit quality ratings, and market research publications.

U.S. states, municipalities and political subdivisions

The U.S. states, municipalities and political subdivisions portfolio contains debt securities issued by U.S. domiciled state and municipal entities. These securities are generally priced by independent pricing services using the techniques described for U.S. government and government agency securities described above.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Preferred stocks

The fair value of preferred stocks is generally priced by independent pricing services using an evaluated pricing model that calculates the appropriate spread over a comparable security for each issue. Key inputs include exchange prices (underlying and common stock of same issuer), benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including sector, coupon, credit quality ratings, duration, credit enhancements, early redemption features, and market research publications.

Level 3 investments

Level 3 valuations are generated from techniques that use assumptions not observable in the market. These unobservable assumptions reflect Sirius Group's assumptions about what market participants would use in valuing the investment. Generally, certain securities may start out as Level 3 when they are originally issued but, as observable inputs become available in the market, they may be reclassified to Level 2.

Sirius Group employs a number of procedures to assess the reasonableness of the fair value measurements for its other long-term investments, including obtaining and reviewing the audited annual financial statements of hedge funds and private equity funds and periodically discussing each fund's pricing with the fund manager. However, since the fund managers do not provide sufficient information to evaluate the pricing inputs and methods for each underlying investment, the inputs are considered to be unobservable.

The fair values of Sirius Group's investments in private equity securities and private debt instruments have been classified as Level 3 measurements. They are carried at fair value and are initially valued based on transaction price. Their valuation is subsequently estimated based on available evidence such as a market transaction in similar instruments and other financial information for the issuer.

Investments measured using net asset value

The fair value of Sirius Group's investments in hedge funds and private equity funds has been determined using net asset value ("NAV"). The hedge fund's administrator provides quarterly updates of fair value in the form of Sirius Group's proportional interest in the underlying fund's NAV, which is deemed to approximate fair value, generally with a three month delay in valuation. The fair value of investment in hedge funds is measured using the NAV practical expedient and therefore has been not categorized within the fair value hierarchy. The private equity funds provide quarterly or semi-annual partnership capital statements with a three or six month delay which are used as a basis for valuation. These private equity investments vary in investment strategies and are not actively traded in any open markets. Due to a lag in reporting, some of the fund managers, fund administrators, or both, are unable to provide final fund valuations as of the Company's reporting date. In these circumstances, Sirius Group estimates the return of the current period and uses all credible information available. This includes utilizing preliminary estimates reported by its fund managers and using other information that is available to Sirius Group with respect to the underlying investments, as necessary.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Fair value measurements by level

The following tables summarize Sirius Group's financial assets and liabilities measured at fair value as of September 30, 2018 and December 31, 2017 by level:

	September 30, 2018

(Millions)	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Assets measured at fair value

Fixed maturity investments:
U.S. Government and government agency	$115.7	$114.0	$1.7	$-
Corporate debt securities	794.8	-	794.8	-
Residential mortgage-backed securities	443.9	-	443.9	-
Asset-backed securities	413.6	-	413.6	-
Commercial mortgage-backed securities	152.8	-	152.8	-
Non-U.S. government and government agency	45.8	43.7	2.1	-
Preferred stocks	11.6	-	3.1	8.5
U.S. States, municipalities, and political subdivision	1.4	-	1.4	-

Total fixed maturity investments	1,979.6	157.7	1,813.4	8.5
Short-term investments	760.0	747.1	12.9	-
Equity securities	430.4	429.9	0.5	-
Other long-term investments(1)	67.5	-	-	67.5

Total investments	$3,237.5	$1,334.7	$1,826.8	$76.0
Derivative instruments	3.4	-	-	3.4

Total assets measured at fair value	$3,240.9	$1,334.7	$1,826.8	$79.4

Liabilities measured at fair value

Contingent consideration liabilities	$41.9	$-	$-	$41.9
Derivative instruments	8.2	-	-	8.2

Total liabilities measured at fair value	$50.1	$-	$-	$50.1

(1)Excludes fair value of $281.5 associated with hedge funds and private equity funds which fair value is measured using the NAV practical expedient.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

	December 31, 2017

(Millions)	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Assets measured at fair value

Fixed maturity investments:
U.S. Government and government agency	$84.8	$83.2	$1.6	$-
Corporate debt securities	1,014.5	-	1,014.5	-
Residential mortgage-backed securities(1)	293.5	-	293.5	-
Asset-backed securities	475.4	-	475.4	-
Commercial mortgage-backed securities(1)	191.0	-	191.0	-
Non-U.S. government and government agency	107.2	94.8	12.4	-
Preferred stocks	9.8	-	1.8	8.0
U.S. States, municipalities, and political subdivision	3.8	-	3.8	-

Total fixed maturity investments	2,180.0	178.0	1,994.0	8.0
Short-term investments	625.0	566.2	58.8	-
Equity securities	299.2	298.6	0.6	-
Other long-term investments(2)	64.2	-	-	64.2

Total investments	$3,168.4	$1,042.8	$2,053.4	$72.2
Derivative instruments	4.5	-	-	4.5

Total assets measured at fair value	$3,172.9	$1,042.8	$2,053.4	$76.7

Liabilities measured at fair value

Contingent consideration liabilities	$42.8	$-	$-	$42.8
Derivative instruments	10.6	-	-	10.6

Total liabilities measured at fair value	$53.4	$-	$-	$53.4

(1)2017 figures have been revised to correct for a misclassification in prior disclosure of subcategories within residential mortgage-backed securities and commercial mortgage-backed securities. Fair value and Level 2 input balances increased by $41.4 for residential mortgage-backed securities and decreased by the same amount for commercial mortgage-backed securities.

(2)Excludes fair value of $205.3 associated with hedge funds and private equity funds which fair value is measured using the NAV practical expedient.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Rollforward of Level 3 fair value measurements

The following tables present changes in Level 3 for financial instruments measured at fair value for the three months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30, 2018

(Millions)	Fixed Maturities	Other long-term investments(1)	Derivative instruments assets & (liabilities)	Contingent consideration (liabilities)

Balance at June 30, 2018	$6.0	$69.0	$(5.8)	$(42.8)
Fair value of contingent consideration liabilities at date of purchase (See Note 3)	-	-	-	-
Adjustment to fair value of contingent consideration liabilities	-	-	-	-
Total realized and unrealized gains (losses)	0.1	(1.6)	1.7	-
Foreign currency gains (losses) through Other Comprehensive Income	-	0.1	-	-
Purchases	2.4	0.2	-	-
Sales/Settlements	-	(0.2)	(0.7)	0.9

Balance at September 30, 2018	$8.5	$67.5	$(4.8)	$(41.9)

(1)Excludes fair value of $281.5 associated with hedge funds and private equity funds which fair value is measured using the NAV practical expedient.

	For the Three Months Ended September 30, 2017

(Millions)	Fixed Maturities	Other long-term investments(1)	Derivative instruments assets & (liabilities)	Contingent consideration (liabilities)

Balance at June 30, 2017	$9.5	$62.9	$(9.5)	$(119.2)
Fair value of contingent consideration liabilities at date of purchase (See Note 3)	-	-	-	-
Adjustment to fair value of contingent consideration liabilities	-	-	-	(3.1)
Total realized and unrealized gains (losses)	(4.7)	0.7	4.3	-
Foreign currency gains (losses) through Other Comprehensive Income	-	-	-	-
Purchases	2.2	-	-	-
Sales/Settlements	-	(0.2)	(1.2)	-

Balance at September 30, 2017	$7.0	$63.4	$(6.4)	$(122.3)

(1)Excludes fair value of $172.6 associated with hedge funds and private equity funds which fair value is measured using the NAV practical expedient.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following tables present changes in Level 3 for financial instruments measured at fair value for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended September 30, 2018

(Millions)	Fixed Maturities	Other long-term investments(1)	Derivative instruments assets & (liabilities)	Contingent consideration (liabilities)

Balance at December 31, 2017	$8.0	$64.2	$(6.1)	$(42.8)
Fair value of contingent consideration liabilities at date of purchase (See Note 3)	-	-	-	-
Adjustment to fair value of contingent consideration liabilities	-	-	-	-
Total realized and unrealized gains (losses)	(2.0)	7.7	7.3	-
Foreign currency gains (losses) through Other Comprehensive Income	-	(1.5)	-	-
Purchases	3.0	1.2	-	-
Sales/Settlements	(0.5)	(4.1)	(6.0)	0.9

Balance at September 30, 2018	$8.5	$67.5	$(4.8)	$(41.9)

(1)Excludes fair value of $281.5 associated with hedge funds and private equity funds which fair value is measured using the NAV practical expedient.

	For the Nine Months Ended September 30, 2017

(Millions)	Fixed Maturities	Other long-term investments(1)	Derivative instruments assets & (liabilities)	Contingent consideration (liabilities)

Balance at December 31, 2016	$27.7	$29.1	$12.7	$-
Fair value of contingent consideration liabilities at date of purchase (See Note 3)	-	-	-	(122.3)
Adjustment to fair value of contingent consideration liabilities	-	-	-	-
Total realized and unrealized gains (losses)	(5.1)	(0.7)	(9.6)	-
Foreign currency gains (losses) through Other Comprehensive Income	0.1	1.1	-	-
Purchases	2.7	34.5	-	-
Sales/Settlements	(18.4)	(0.6)	(9.5)	-

Balance at September 30, 2017	$7.0	$63.4	$(6.4)	$(122.3)

(1) Excludes fair value of $172.6 associated with hedge funds and private equity funds which fair value is measured using the NAV practical expedient.

Fair value measurements – transfers between levels

There were no transfers between Level 3 and Level 2 measurements during the three or nine months ended September 30, 2018 and 2017.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Significant unobservable inputs

The table below presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments as of September 30, 2018 and December 31, 2017, and includes only those instruments for which information about the inputs is reasonably available to Sirius Group, such as data from independent third-party valuation service providers and from internal valuation models.

(Millions, except share prices)	September 30, 2018

Description	Valuation Technique(s)	Fair Value	Unobservable Input

Private equity securities(1)	Share price of recent transaction	$32.5	Share price	$40.63
Private equity securities(1)	Multiple of GAAP book value	$16.6	Book value multiple	1.0	X
Private debt instrument(1)	Purchase price of recent transaction	$9.0	Purchase price	$9.0
Private debt instrument(1)	Purchase price of recent transaction	$6.0	Purchase price	$6.0
Preferred stock(1)	Share price of recent transaction	$4.6	Average share price	$1.88
Preferred stock(1)	Purchase price of recent transaction	$3.9	Average share price	$0.6
Weather derivatives(2)	Third party appraisal	$3.0	Broker quote	$3.0
Private debt instrument(1)	Purchase price of recent transaction	$1.3	Purchase price	$1.3
Private equity securities(1)	Purchase price of recent transaction	$0.9	Purchase price	$0.9
Private debt instrument(1)	Projected cash flows	$0.9	Effective yield	$0.9
Interest rate cap(2)	Third party appraisal	$0.4	Broker quote	$0.4
Private equity securities(1)	Purchase price of recent transaction	$0.3	Purchase price	$0.3
Currency swaps(2)	Third party appraisal	$(8.2)	Broker quote	$(8.2)
Contingent consideration	External valuation model	$(41.9)	Discounted future payments	$(41.9)

(1)As of September 30, 2018, each asset type consists of one security.

(2)See Note 11 for discussion of derivative instruments.

(Millions, except share prices)	December 31, 2017

Description	Valuation Technique(s)	Fair Value	Unobservable Input

Private equity securities(1)	Share price of recent transaction	$25.0	Purchase share price	$31.25
Private equity securities(1)	Multiple of GAAP book value	$17.2	Book value multiple	1.0	X
Private debt instrument(1)	Purchase price of recent transaction	$9.0	Purchase price	$9.0
Private debt instrument(1)	Purchase price of recent transaction	$9.0	Purchase price	$9.0
Preferred stock(1)	Purchase price of recent transaction	$6.0	Average share price	$0.6
Weather derivatives(2)	Third party appraisal	$4.2	Broker quote	$4.2
Private debt instrument(1)	Internal valuation model	$2.5	Purchase price less pay down	$2.5
Preferred stock(1)	Share price of recent transaction	$2.0	Average share price	$11.79
Private debt instrument(1)	Purchase price of recent transaction	$1.5	Purchase price	$1.5
Interest rate cap(2)	Third party appraisal	$0.3	Broker quote	$0.3
Currency swaps(2)	Third party appraisal	$(10.6)	Broker quote	$(10.6)
Contingent consideration	External valuation model	$(42.8)	Discounted future payments	$(42.8)

(1)As of December 31, 2017, each asset type consists of one security.

(2)See Note 11 for discussion of derivative instruments.

Financial instruments disclosed, but not carried at fair value

Sirius Group uses various financial instruments in the normal course of its business. The carrying values of Cash, Accrued investment income, certain other assets, Accounts payable on unsettled investment purchases, certain other liabilities, and other financial instruments not included in the table below approximated their fair values at September 30, 2018 and December 31, 2017, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 3. The following table includes financial

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

instruments for which the carrying value differs from the estimated fair values at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017

(Millions)	Fair Value(1)	Carrying Value	Fair Value(1)	Carrying Value

Liabilities, Mezzanine equity, and Non-controlling interest:
2017 SEK Subordinated Notes	$313.7	$304.6	$341.4	$330.7
2016 SIG Senior Notes	$367.2	$393.1	$392.3	$392.5
Series A redeemable preference shares	$95.0	$108.8	$90.0	$106.1

(1)Fair value estimated by internal pricing and considered a Level 3 measurement.

Note 9. Debt and standby letters of credit facilities

Sirius Group's debt outstanding as of September 30, 2018 and December 31, 2017 consisted of the following:

(Millions)	September 30, 2018	Effective Rate(1)	December 31, 2017	Effective Rate(1)

2017 SEK Subordinated Notes, at face value	$308.7	3.5%	$335.2	3.5%
Unamortized issuance costs	(4.1)		(4.5)

2017 SEK Subordinated Notes, carrying value	304.6		330.7

2016 SIG Senior Notes, at face value	400.0	4.7%	400.0	4.7%
Unamortized discount	(2.6)		(2.9)
Unamortized issuance costs	(4.3)		(4.6)

2016 SIG Senior Notes, carrying value	393.1		392.5

Total debt	$697.7		$723.2

(1)Effective rate considers the effect of the debt issuance costs.

2017 SEK Subordinated Notes

On September 22, 2017, Sirius Group issued floating rate callable subordinated notes denominated in Swedish kronor ("SEK") in the amount of SEK 2,750.0 million (or $346.1 million on date of issuance) at a 100% issue price ("2017 SEK Subordinated Notes"). The 2017 SEK Subordinated Notes were issued in an offering that was exempt from the registration requirements of the Securities Act of 1933 (the "Securities Act"). The 2017 SEK Subordinated Notes bear interest on their principal amount at a floating rate equal to the applicable Stockholm Interbank Offered Rate ("STIBOR") for the relevant interest period plus an applicable margin, payable quarterly in arrears on March 22, June 22, September 22, and December 22 in each year commencing on December 22, 2017, until maturity in September 2047.

Beginning on September 22, 2022, the 2017 SEK Subordinated Notes may be redeemed, in whole or in part, at Sirius Group's option. In addition, within 90 days following the occurrence of a Specified Event (as defined below), the 2017 SEK Subordinated Notes may be redeemed, in whole but not in part, at Sirius Group's option. "Specified Event" means (a) an "Additional Amounts Event" in connection with a change in laws, rules or regulations as a result of which Sirius Group is obligated to pay additional amounts on the notes in respect of any withholding or deduction for taxes, (b) a "Tax Event" in connection with a change in laws, rules or regulations as a result of which interest on the notes is no longer fully deductible by Sirius Group for income tax purposes in the applicable jurisdiction (to the extent that such interest was so deductible as of the time of such Tax Event), (c) a "Rating Methodology Event" in connection with a change in, or clarification to, the rating methodology of Standard & Poor's or Fitch that results in a materially

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

unfavorable capital treatment of the notes, or (d) a "Regulatory Event" in connection with a change in, or clarification to, applicable supervisory regulations that results in the notes no longer qualifying as Tier 2 Capital.

Sirius Group incurred $4.6 million in expenses related to the issuance of the 2017 SEK Subordinated Notes (including SEK 27.5 million, or $3.5 million, in underwriting fees), which have been deferred and are being recognized into interest expense over the life of the 2017 SEK Subordinated Notes. For the three months ended September 30, 2018 and 2017, Sirius Group recognized $(1.6) million and $10.0 million, respectively, of foreign currency exchange (losses) gains on the remeasurement of the 2017 SEK Subordinated Notes into U.S. dollars ("USD") from SEK. For the nine months ended September 30, 2018 and 2017, Sirius Group recognized $26.2 million and $10.0 million, respectively, of foreign currency exchange gains on the remeasurement of the 2017 SEK Subordinated Notes into USD from SEK.

A portion of the proceeds were used to fully redeem the outstanding $250.0 million Sirius International Group, Ltd. Preference Shares ("SIG Preference Shares"). (See Note 12).

Taking into effect the amortization of all underwriting and issuance expenses, and applicable STIBOR, the 2017 SEK Subordinated Notes yield an effective rate of approximately 3.5% per annum. Sirius Group recorded $2.9 million and $0.3 million of interest expense, inclusive of amortization of issuance costs on the 2017 SEK Subordinated Notes for the three months ended September 30, 2018 and 2017, respectively. Sirius Group recorded $8.8 million and $0.3 million of interest expense, inclusive of amortization of issuance costs, on the 2017 SEK Subordinated Notes for the nine months ended September 30, 2018 and 2017, respectively.

2016 SIG Senior Notes

On November 1, 2016, Sirius Group issued $400.0 million face value of senior unsecured notes ("2016 SIG Senior Notes") at an issue price of 99.209% for net proceeds of $392.4 million after taking into effect both deferrable and non-deferrable issuance costs. The 2016 SIG Senior Notes were issued in an offering that was exempt from the registration requirements of the Securities Act. The 2016 SIG Senior Notes bear an annual interest rate of 4.6%, payable semi-annually in arrears on May 1, and November 1, in each year commencing on May 1, 2017, until maturity in November 2026.

Sirius Group incurred $5.1 million in expenses related to the issuance of the 2016 SIG Senior Notes (including $3.4 million in underwriting fees), which have been deferred and are being recognized into interest expense over the life of the 2016 SIG Senior Notes.

Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the 2016 SIG Senior Notes yield an effective rate of approximately 4.7% per annum. Sirius Group recorded $4.7 million and $4.8 million, inclusive of amortization of issuance costs on the 2016 SIG Senior Notes, for the three month periods ended September 30, 2018 and 2017, respectively. Sirius Group recorded $14.3 million of interest expense, inclusive of amortization of issuance costs on the 2016 SIG Senior Notes, for both nine month periods ended September 30, 2018 and 2017.

Standby letter of credit facilities

On November 8, 2017, Sirius International Insurance Corporation ("Sirius International") entered into four standby letter of credit facility agreements totaling $215 million to provide capital support for Lloyd's Syndicate 1945. The first letter of credit is a renewal of a $125 million facility with Nordea Bank Finland plc, $100 million of which is issued on an unsecured basis. The second letter of credit is a $25 million secured facility with Lloyd's Bank plc. Lloyd's Bank plc had previously participated in this program but in a different capacity. The third letter of credit agreement is a $30 million unsecured facility with Barclays Bank plc. The fourth letter of credit agreement is a $35 million facility with DNB Bank ASA London Branch, $25 million of which is issued on an unsecured basis. Each facility is renewable annually. The above referenced facilities are subject to various affirmative, negative and financial covenants that the Company considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Sirius International has other secured letter of credit and trust arrangements with various financial institutions to support its insurance operations. As of September 30, 2018 and December 31, 2017, these secured letter of credit and trust arrangements were collateralized by pledged assets and assets in trust of SEK 2.3 billion and SEK 2.1 billion, respectively, or $255.1 million and $261.2 million, respectively (based on the September 30, 2018 and December 31, 2017 SEK to USD exchange rates). As of September 30, 2018 and December 31, 2017, Sirius America Insurance Company's trust arrangements were collateralized by pledged assets and assets in trust of $56.3 million and $55.8 million, respectively. As of September 30, 2018 and December 31, 2017, Sirius Bermuda's trust arrangements were collateralized by pledged assets and assets in trust of $195.8 million and $123.3 million, respectively.

Revolving credit facility

In February 2018, Sirius Group, through its indirectly wholly-owned subsidiary Sirius International Group, Ltd. entered into a three-year, $300 million senior unsecured revolving credit facility (the "Facility"). The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements and retrocessional agreements. The Facility is subject to various affirmative, negative and financial covenants that Sirius Group considers to be customary for such borrowings, including certain minimum net worth, maximum debt to capitalization and financial strength rating standards. As of September 30, 2018, there were no outstanding borrowings under the Facility.

Debt and standby letter of credit facility covenants

As of September 30, 2018, Sirius Group was in compliance with all of the covenants under the 2017 SEK Subordinated Notes, the 2016 SIG Senior Notes, the Nordea facility, the Lloyd's Bank facility, the Barclays Bank facility, and the DNB Bank ASA London Branch facility.

Interest

Total interest expense incurred by Sirius Group for its indebtedness for the three months ended September 30, 2018 and 2017 was $7.6 million and $5.0 million, respectively. Total interest expense incurred by Sirius Group for its indebtedness for the nine months ended September 30, 2018 and 2017 was $23.1 million and $14.6 million, respectively. Total interest paid by Sirius Group for its indebtedness for the three months ended September 30, 2018 was $2.9 million. Sirius Group did not pay any interest for its indebtedness for the three months ended September 30, 2017. Total interest paid by Sirius Group for its indebtedness for the nine months ended September 30, 2018 and 2017 was $17.9 million and $9.9 million, respectively.

Note 10. Income taxes

The Company and its Bermuda-domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event there is a change in the current law such that taxes are imposed, the Company and its Bermuda-domiciled subsidiaries would be exempt from such tax until March 31, 2035, pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The jurisdictions in which the Company's subsidiaries and branches are subject to tax are Australia, Belgium, Canada, Germany, Gibraltar, Luxembourg, Malaysia, the Netherlands, Singapore, Sweden, Switzerland, the United Kingdom and the United States.

Sirius Group reported an income tax benefit of $6.9 million and $12.8 million during the three months ended September 30, 2018 and 2017, respectively, on pre-tax loss of $34.6 million and $185.1 million, respectively. Sirius Group reported an income tax expense of $55.4 million and income tax benefit of $11.3 million during the nine months ended September 30, 2018 and 2017, respectively, on pre-tax income of $169.2 million and pre-tax loss of $166.7 million, respectively. The effective tax rate for the nine months ended September 30, 2018 was 32.7%, which was higher than the Swedish statutory rate of 22% (the rate at which the majority of Sirius Group's worldwide operations are taxed) primarily because of non-recurring adjustments to Sirius Group's deferred tax assets which resulted from various internal restructurings and changes in Sirius Group's accounting for uncertain tax positions. The effective tax rate for the nine months ended September 30, 2017 was 6.8%, which was lower than the Swedish statutory

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

rate of 22% primarily because of income recognized in jurisdictions with lower rates than Sweden and non-recurring adjustments to Sirius Group's deferred tax assets which resulted from various internal restructurings. In arriving at the effective tax rate for the nine month period ended September 30, 2018 and 2017, Sirius Group forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2018 and 2017.

The Tax Cuts and Jobs Act (the "TCJA") was enacted into law in the U.S. in December 2017. Among other provisions, the TCJA includes a new 21% corporate tax rate, the impacts of which (including on Sirius Group's deferred tax assets) were already taken into account in Sirius Group's financial results for the year ended December 31, 2017. The TCJA also includes a new base erosion and anti-abuse tax ("BEAT"), which is essentially a minimum tax that is potentially applicable to certain otherwise deductible payments made by U.S. entities to non-U.S. affiliates, including cross-border interest payments and reinsurance premiums. The statutory BEAT rate is 5% in 2018 and will rise to 10% in 2019-2025 and then 12.5% in 2026 and thereafter. The TCJA also includes provisions for Global Intangible Low-Taxed Income ("GILTI") under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries. Consistent with accounting guidance, Sirius Group will treat BEAT as an in period tax charge when incurred in future periods for which no deferred taxes need to be provided and has made an accounting policy election to treat GILTI taxes in a similar manner. No provision for income taxes related to BEAT or GILTI was recorded as of December 31, 2017 or September 30, 2018.

Additionally, the SEC staff issued Staff Accounting Bulletin 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the TCJA. SAB 118 addresses situations where accounting for certain income tax effects of the TCJA under ASC 740, Income Taxes ("ASC 740"), may be incomplete upon issuance of an entity's financial statements and provides a one-year measurement period from the enactment date to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the following: (1) income tax effects of those aspects of the TCJA for which accounting under ASC 740 is complete, (2) provisional estimate of income tax effects of the TCJA to the extent accounting is incomplete but a reasonable estimate is determinable, and (3) if a provisional estimate cannot be determined, ASC 740 should still be applied on the basis of tax law provisions that were in effect immediately before the enactment of the TCJA. Sirius Group's provision for income taxes for the year ended December 31, 2017 is based on the application of SAB 118 taking into account existing deferred tax balances and certain provisions of the TCJA. The income tax effects of the TCJA for which accounting is complete (category (1) above) are set forth in the paragraph above. To the extent Sirius Group's accounting was incomplete and a reasonable estimate of the impact of certain provisions was determinable (category (2) above), the provisional estimates prescribed by SAB 118 were insignificant. To the extent a reasonable estimate of the impact of certain provisions was not determinable (category (3) above), Sirius Group has not recorded any adjustments and has continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before enactment of the TCJA. These items include Sirius Group's tax accounting for loss reserves based on a new discounting methodology prescribed by the TCJA. Sirius Group continues to analyze the impact of the TCJA, and there were no changes to these estimates during the current period.

Sirius Group has capital and liquidity in many of its subsidiaries, some of which may reflect undistributed earnings. If such capital or liquidity were to be paid or distributed to the Company or Sirius Group's subsidiaries, as dividends or otherwise, they may be subject to income or withholding taxes. Sirius Group generally intends to operate, and manage its capital and liquidity, in a tax-efficient manner. However, the applicable tax laws in relevant countries are still evolving, including in response to guidance from the Organisation for Economic Cooperation and Development. Accordingly, such payments or earnings may be subject to income or withholding tax in jurisdictions where they are not currently taxed or at higher rates of tax than currently taxed, and the applicable tax authorities could attempt to apply income or withholding tax to past earnings or payments.

Deferred tax asset, net of valuation allowance

Sirius Group's net deferred tax liability, net of the valuation allowance as of September 30, 2018 was $59.2 million. Of the $59.2 million, $26.2 million relates to net deferred tax assets in U.S. subsidiaries, $159.0 million relates to net

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

deferred tax assets in Luxembourg subsidiaries, $11.5 million relates to net deferred tax assets in United Kingdom subsidiaries, $255.8 million relates to net deferred tax liabilities in Sweden subsidiaries, and $0.1 million relates to other net deferred tax liabilities.

Sirius Group records a valuation allowance against deferred tax assets if it becomes more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in income tax expense in the period of change. In determining whether or not a valuation allowance, or change therein, is warranted, Sirius Group considers factors such as prior earnings history, expected future earnings, carryback and carryforward periods and strategies that if executed would result in the realization of a deferred tax asset. It is possible that certain planning strategies or projected earnings in certain subsidiaries may not be feasible to utilize the entire deferred tax asset, which could result in material changes to Sirius Group's deferred tax assets and tax expense.

Uncertain tax positions

Recognition of the benefit of a given tax position is based upon whether a company determines that it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. In evaluating the more likely than not recognition threshold, Sirius Group must presume that the tax position will be subject to examination by a taxing authority with full knowledge of all relevant information. If the recognition threshold is met, then the tax position is measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement.

As of September 30, 2018, the total reserve for unrecognized tax benefits is $64.1 million. If Sirius Group determines in the future that its reserves for unrecognized tax benefits on permanent differences and interest and penalties are not needed, the reversal of $63.9 million of such reserves as of September 30, 2018 would be recorded as an income tax benefit and would impact the effective tax rate. If Sirius Group determines in the future that its reserves for unrecognized tax benefits on temporary differences are not needed, the reversal of $0.2 million of such reserves as of September 30, 2018 would not impact the effective tax rate due to deferred tax accounting but would accelerate the payment of cash to the taxing authority. The vast majority of Sirius Group's reserves for unrecognized tax benefits on permanent differences relate to deductions for interest paid on intra-group debt instruments.

The Swedish Tax Authority ("STA") has denied deductions claimed by two of the Company's Swedish subsidiaries in certain tax years for interest paid on intra-group debt instruments. Sirius Group has challenged the STA's denial in court based on the technical merits. In October 2018, one of the Swedish subsidiaries received an adverse decision from Sweden's Administrative Court, which Sirius Group plans to appeal. Sirius Group has taken into account this and other relevant developments in applicable Swedish tax law and has established a reserve for this uncertain tax position. As of September 30, 2018, the total amount of such reserve was $62.4 million.

In connection with this matter, Sirius Group has also taken into account the Stock Purchase Agreement ("SPA") by which Sirius Group was sold to CMIG International Holding Pte. Ltd ("CMIG International") in 2016 and has recorded an indemnification asset. Pursuant to the SPA, the seller agreed to indemnify the buyer and Sirius Group for, among other things, (1) any additional tax liability in excess of Sirius Group's accounting for uncertain tax positions for tax periods prior to the sale of Sirius Group to CMIG International, and (2) an impairment in Sirius Group's net deferred tax assets resulting from a final determination by a tax authority. While Sirius Group intends to continue challenging the STA's denial based on the technical merits (including appealing the adverse court decision received in October 2018), the ultimate resolution of these tax disputes is uncertain and no assurance can be given that there will be no material changes to Sirius Group's operating results or balance sheet in connection with these uncertain tax positions or the related indemnification.

With few exceptions, Sirius Group is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2013.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Note 11. Derivatives

Interest Rate Cap

Sirius Group entered into an interest rate swap ("Interest Rate Cap") with two financial institutions where it paid an upfront premium and in return receives a series of quarterly payments based on the 3-month London Interbank Offered Rate ("LIBOR") at the time of payment. The Interest Rate Cap does not qualify for hedge accounting. Changes in fair value are recognized as unrealized gains or losses and are presented within Other revenue. The fair value of the interest rate cap has been estimated using a single broker quote and, accordingly, has been classified as a Level 3 measurement as of September 30, 2018 and December 31, 2017. Collateral held is recorded within short-term investments with an equal amount recognized as a liability to return collateral. Sirius Group's liability to return that collateral is based on the amounts provided by the counterparties and investment earnings thereon. The following table summarizes the Interest Rate Cap collateral balances held by Sirius Group and ratings by counterparty:

	September 30, 2018

(Millions)	Collateral Balances Held	S & P Rating(1)

Barclays Bank Plc	$0.2	A
Nordea Bank Abp	0.1	AA-

Total	$0.3

(1)Standard & Poor's ratings as detailed above are: "AA-" (Very Strong, which is the fourth highest of twenty-three creditworthiness ratings) and "A" (Strong, which is the sixth highest of twenty-three credit worthiness ratings).

Foreign currency swaps

Sirius Group executes foreign currency swaps to manage foreign currency exposure. The foreign currency swaps have not been designated or accounted for under hedge accounting. Changes in fair value are recognized as unrealized gains or losses and are presented within Net foreign exchange gains (losses). The fair value of the foreign currency swaps has been estimated using a single broker quote and, accordingly, has been classified as a Level 3 measurement as of September 30, 2018 and December 31, 2017. Sirius Group does not provide or hold any collateral associated with the swaps.

Foreign currency forward

During 2016, Sirius Group executed a foreign currency forward to manage currency exposure against a foreign currency investment. During 2017, the foreign currency forward expired and was not renewed. The foreign currency forward was not designated or accounted for under hedge accounting. Changes in fair value are recognized as unrealized gains or losses and are presented within Net foreign exchange gains (losses). The fair value of the foreign currency forward was estimated using a single broker quote and accordingly, was classified as a Level 3 measurement. Sirius Group did not provide or hold any collateral associated with the forwards.

Weather derivatives

Sirius Group holds assets and assumes liabilities related to weather and weather contingent risk management products. Weather and weather contingent derivative contracts are entered into with the objective of generating profits in normal climatic conditions. Accordingly, Sirius Group's weather and weather contingent derivatives are not designed to meet the criteria for hedge accounting under GAAP. Sirius Group receives payment of premium at the contract inception in exchange for bearing the risk of variations in a quantifiable weather index. Changes in fair value are recognized as unrealized gains or losses and are presented within Other revenue. The fair value of the weather derivatives was estimated using a broker quote. Because of the significance of the unobservable inputs used to estimate the fair value of Sirius Group's weather risk contracts, the fair value measurements of the contracts are deemed to be Level 3 measurements in the fair value hierarchy as of September 30, 2018 and December 31, 2017. Sirius Group does not provide or hold any collateral associated with the weather derivatives.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following tables summarize information on the classification and amount of the fair value of derivatives not designated as hedging instruments within the Company's Consolidated Balance Sheets as at September 30, 2018 and December 31, 2017:

(Millions)	September 30, 2018			December 31, 2017

Derivatives not designated as hedging instruments	Notional Value	Asset derivative at fair value(1)	Liability derivative at fair value(2)	Notional Value	Asset derivative at fair value(1)	Liability derivative at fair value(2)

Interest rate cap	$250.0	$0.4	$-	$250.0	$0.3	$-
Foreign currency swaps	$45.0	$-	$8.2	$45.0	$-	$10.6
Weather derivatives	$115.7	$3.0	$-	$113.3	$4.2	$-

(1)Asset derivatives are classified within Other assets within the Company's Consolidated Balance Sheets at September 30, 2018 and December 31, 2017.

(2)Liability derivatives are classified within Other liabilities within the Company's Consolidated Balance Sheets at September 30, 2018 and December 31, 2017.

The following table summarizes information on the classification and net impact on earnings, recognized in the Company's Consolidated Statements of (Loss) Income relating to derivatives during the three and nine months ended September 30, 2018 and 2017:

(Millions)
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,

Derivatives not designated as hedging instruments	Classification of gains (losses) recognized in earnings	2018	2017	2018	2017

Interest rate cap	Other revenues	$-	$(0.1)	$0.2	$(1.3)
Foreign currency swaps	Net foreign exchange gains (losses)	$(0.1)	$(3.4)	$2.9	$(10.2)
Foreign currency forwards(1)	Net foreign exchange gains (losses)	$-	$-	$-	$(0.3)
Weather derivatives	Other revenues	$1.8	$8.0	$4.2	$2.4

(1)There were no Foreign currency forwards at September 30, 2018 or at December 31, 2017 on the Consolidated Balance Sheets.

Note 12. Common shareholder's equity, mezzanine equity, and non-controlling interests

Common shareholder

The Company is a Bermuda exempted company and is an indirect wholly-owned subsidiary of CMIG International, a Singapore holding company, through CM Bermuda. The Company was acquired from White Mountains Insurance Company ("White Mountains" or "former parent").

At September 30, 2018 and December 31, 2017, the Company had 120,000,000 common shares issued and outstanding with a par value of $0.01 per share. From December 12, 2016 and ending on May 22, 2017, the Company was authorized to issue up to 600,000,000 common shares. On May 22, 2017, the Company divided its authorized share capital into two classes: (i) 500,000,000 common shares, with a par value of $0.01 per share and (ii) 100,000,000 preference shares, with a par value of $0.01 per share.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Additional paid-in surplus

The following table summarizes the contributions made to Sirius Group by White Mountains for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions)	2018	2017	2018	2017

Reimbursement for performance shares	$-	$-	$1.4	$2.5
Reimbursement for retention bonuses	-	1.9	-	9.0

Total Additional paid-in surplus	$-	$1.9	$1.4	$11.5

Dividends

The Company did not pay dividends to its parent company during the three and nine months ended September 30, 2018 and 2017.

Mezzanine equity

In connection with the acquisition of IMG, the Company issued mandatorily convertible stock in the form of Series A redeemable preference shares as a portion of the consideration paid. (See Note 3.) The Company issued 100,000 of the 150,000 authorized Series A redeemable preference shares to the seller of IMG. Each Series A redeemable preference share has a liquidation preference per share of $1,000. In addition to the initial issuance, the Company will issue the seller up to an additional 50,000 shares if IMG meets certain mutually agreed upon growth targets. The Series A redeemable preference shares accrue dividends at a per annum rate equal to 10%. During the three months ended September 30, 2018, the Company did not accrue any dividends on the Series A redeemable preference shares. (See Note 3.)

The Series A redeemable preference shares rank senior to common shares with respect to dividend rights, rights of liquidation, winding-up, or dissolution of the Company and junior to all of the Company's existing and future policyholder obligations and debt obligations. Any class or series of shares of the Company issued in the future must rank junior to the Series A redeemable preference shares, as to the payment of dividends or as to distribution of assets upon any voluntary or involuntary return of assets on liquidation, winding-up, or dissolution of the Company for as long as they are issued and outstanding.

At September 30, 2018, the balance of the Series A redeemable preference shares with accrued dividends was $108.8 million. (See Note 3.)

Non-controlling interests

Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated entities and are presented separately on the balance sheet. At September 30, 2018 and December 31, 2017 Sirius Group's balance sheet included $1.1 million and $0.2 million, respectively, in non-controlling interests.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following tables show the change in non-controlling interest for the three and nine months ended September 30, 2018 and 2017:

(Millions)	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018

Non-controlling interests	$1.0	$0.2
Net income attributable to non-controlling interests	0.3	0.9
Return of capital to non-controlling interests	(0.2)	-

Non-controlling interests as of September 30, 2018	$1.1	$1.1

(Millions)	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017

Non-controlling interests	$250.2	$251.3
Net income attributable to non-controlling interests	4.2	13.2
Dividends to non-controlling interests	(4.7)	(14.1)
Redemption of non-controlling interests	(250.0)	(250.0)
Other, net	-	(0.7)

Non-controlling interests as of September 30, 2017	$(0.3)	$(0.3)

SIG Preference Shares

On October 25, 2017, the Company's indirect wholly-owned subsidiary, Sirius International Group, Ltd., redeemed all of its outstanding 250,000 Fixed/Floating Perpetual Non-Cumulative Preference Shares ("SIG Preference Shares"). The redemption price equaled the $1,000 liquidation preference per preference share. Sirius Group accounted for the SIG Preference Shares as a conditionally redeemable instrument within Non-controlling interests.

Alstead Re

As of September 30, 2018 and December 31, 2017, Sirius Group recorded non-controlling interest of $1.1 million and $0.2 million, respectively, in Alstead Re Insurance Company ("Alstead Re"). (See Note 16.)

Note 13. Earnings per share

Basic earnings (loss) per share is computed by dividing net income (loss) available to Sirius Group common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) available to Sirius Group common shareholders by the weighted-average number of common shares outstanding adjusted to give effect to potentially dilutive securities. The Series A redeemable preference shares qualify as participating securities, which requires the application of the two-class method to compute both basic and diluted earnings per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common shareholders. The Series A redeemable preference shares have no obligation to absorb losses of the Company in periods of net loss.

For the periods presented, there are no potentially dilutive securities or instruments that would have an effect on the calculation of dilutive earnings per share.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions, except share and per share information)	2018	2017	2018	2017

Numerator:
Net income (loss)	$(27.7)	$(172.3)	$113.8	$(155.4)
Less: Income attributable to non-controlling interests	(0.3)	(4.2)	(0.9)	(13.2)
Less: Accrued dividends on Series A redeemable preference shares	-	(2.5)	(2.6)	(3.5)

Net income (loss) available for dividends out of undistributed earnings	$(28.0)	$(179.0)	$110.3	$(172.1)
Less: Earnings attributable to Series A redeemable preference shares	-	-	(4.5)	-

Net income (loss) available to Sirius Group common shareholders	$(28.0)	$(179.0)	$105.8	$(172.1)

Denominator:
Weighted average shares outstanding for basic and diluted earnings per share	120,000,000	120,000,000	120,000,000	120,000,000

Earnings per share
Basic earnings per share	$(0.23)	$(1.49)	$0.88	$(1.43)

Diluted earnings per share	$(0.23)	$(1.49)	$0.88	$(1.43)

Note 14. Accumulated other comprehensive (loss)

The changes in accumulated other comprehensive (loss), by component, for the three and nine months ended September 30, 2018 and 2017 are as follows:

	For the Three Months Ended September 30, 2018		For the Nine Months Ended September 30, 2018

(Millions)	Foreign currency translation adjustment	Total	Foreign currency translation adjustment	Total

Balance, beginning of period	$(202.4)	$(202.4)	$(140.5)	$(140.5)
Other comprehensive income (loss)	4.7	4.7	(57.2)	(57.2)

Balance as at September 30, 2018	$(197.7)	$(197.7)	$(197.7)	$(197.7)

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

	For the Three Months Ended September 30, 2017		For the Nine Months Ended September 30, 2017

(Millions)	Foreign currency translation adjustment	Total	Foreign currency translation adjustment	Total

Balance, beginning of period	$(165.0)	$(165.0)	$(212.2)	$(212.2)
Other comprehensive income (loss)	26.3	26.3	73.5	73.5

Balance as at September 30, 2017	$(138.7)	$(138.7)	$(138.7)	$(138.7)

Note 15. Investments in unconsolidated entities

Sirius Group's investments in unconsolidated entities are included within Other long-term investments and consist of investments in common equity securities or similar instruments, which give Sirius Group the ability to exert significant influence over the investee's operating and financial policies ("equity method eligible unconsolidated entities"). Such investments may be accounted for under either the equity method or, alternatively, Sirius Group may elect to account for them under the fair value option.

The following table presents the components of Other long-term investments as of September 30, 2018 and December 31, 2017:

(Millions)	September 30, 2018	December 31, 2017

Equity method eligible unconsolidated entities, at fair value	$172.7	$121.2
Other unconsolidated investments, at fair value(1)	176.3	148.3

Total Other long-term investments(2)	$349.0	$269.5

(1)Includes Other long-term investments that are not equity method eligible.

(2)There were no investments accounted for using the equity method as of September 30, 2018 and December 31, 2017.

Equity method eligible unconsolidated entities, at fair value

Sirius Group has elected the fair value option to account for its equity method eligible investments accounted for as part of Other long-term investments for consistency of presentation with the rest of its investment portfolio. The

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

following table presents Sirius Group's investments in equity method eligible unconsolidated entities as of September 30, 2018 and December 31, 2017 with ownership interest greater than 20%:

	Ownership interest at
Investee	September 30, 2018	December 31, 2017	Instrument Held

BE Reinsurance Limited	25.0%	25.0%	Common shares
BioVentures Investors (Offshore) IV LP	73.0%	73.0%	Units
Camden Partners Strategic Fund V (Cayman), LP	37.0%	36.5%	Units
NEC Cypress Buyer LLC	23.5%	23.5%	Units
New Energy Capital Infrastructure Credit Fund LP	23.3%	23.3%	Units
New Energy Capital Infrastructure Offshore Credit Fund LP	56.2%	56.2%	Units
Scion G7, LP(1)	29.8%	N/A	Units
Tuckerman Capital V LP	48.3%	48.3%	Units
Tuckerman Capital V Co-Investment I LP	49.5%	49.5%	Units

(1)Sirius Group did not have an investment in Scion G7, LP at December 31, 2017.

Note 16. Variable interest entities

Sirius Group consolidates the results of operations and financial position of every voting interest entity ("VOE") in which it has a controlling financial interest and VIEs in which it is considered to be the primary beneficiary. The consolidation assessment, including the determination as to whether an entity qualifies as a VOE or VIE, depends on the facts and circumstances surrounding each entity.

Sirius Group has determined that Alstead Re is a VIE for which Sirius Group is the primary beneficiary and is required to consolidate it. The following table presents Alstead Re's assets and liabilities, as classified in the Consolidated Balance Sheets as at September 30, 2018 and December 31, 2017:

(Millions)	September 30, 2018	December 31, 2017

Assets:
Fixed maturity investments, trading at fair value	$4.0	$-
Short-term investments, at fair value	0.3	-
Cash	0.2	4.5

Total investments	4.5	4.5
Insurance and reinsurance premiums receivable	6.2	4.1
Funds held by ceding companies	4.0	2.7
Deferred acquisition costs	1.5	1.3
Other assets	0.1	-

Total assets	$16.3	$12.6

Liabilities
Loss and loss adjustment expense reserves	$4.2	$3.5
Unearned insurance and reinsurance premiums	6.5	4.3

Total liabilities	$10.7	$7.8

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Sirius Group is a passive investor in certain third-party-managed hedge and private equity funds, some of which are VIEs. Sirius Group is not involved in the design or establishment of these VIEs, nor does it actively participate in the management of the VIEs. The exposure to loss from these investments is limited to the carrying value of the investments at the balance sheet date.

Sirius Group calculates maximum exposure to loss to be (i) the amount invested in the debt or equity of the VIE, (ii) the notional amount of VIE assets or liabilities where Sirius Group has also provided credit protection to the VIE with the VIE as the referenced obligation, and (iii) other commitments and guarantees to the VIE. Sirius Group does not have any VIEs that it sponsors nor any VIEs where it has recourse to it or has provided a guarantee to the VIE interest holders.

The following table presents total assets of unconsolidated VIEs in which Sirius Group holds a variable interest, as well as the maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss

(Millions)	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total

September 30, 2018
Other long-term investments(1)	$1,525.5	$187.3	$34.2	$221.5

Total at September 30, 2018	$1,525.5	$187.3	$34.2	$221.5

December 31, 2017
Other long-term investments(1)	$1,378.1	$108.2	$57.4	$165.6

Total at December 31, 2017	$1,378.1	$108.2	$57.4	$165.6

(1)Comprised primarily of hedge funds and private equity funds.

Note 17. Transactions with related parties

(Re)insurance contracts

In the normal course of business, Sirius Group enters into insurance and reinsurance contracts with certain of its insurance and MGU affiliates, or their subsidiaries. During the three months ended September 30, 2018 and 2017, these contracts resulted in gross written premiums of $14.0 million and $2.0 million, respectively. During the nine months ended September 30, 2018 and 2017, these contracts resulted in gross written premiums of $52.2 million and $2.0 million, respectively. As at September 30, 2018 and December 31, 2017, Sirius Group had total receivables due from affiliates of $13.6 million and $10.4 million, respectively. As at September 30, 2018 and December 31, 2017, Sirius Group had total payables due to affiliates of $1.5 million and $0.5 million, respectively.

Other

On August 16, 2016, the Company announced that Meyer "Sandy" Frucher was added as an independent director to its board of directors. Mr. Frucher is Vice Chairman of Nasdaq, Inc. The Company is traded on the Nasdaq Global Select Market and has business transactions that are related to its listing on the exchange under the normal course of business. (See Note 3.)

Note 18. Commitments and contingencies

Legal proceedings

Sirius Group, and the insurance and reinsurance industry in general, are routinely subject to claims-related litigation and arbitration in the normal course of business, as well as litigation and arbitration that do not arise from, or are not

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

directly related to, claims activity. Sirius Group estimates of the costs of settling matters routinely encountered in claims activity are reflected in the reserves for unpaid loss and LAE. (See Note 5.)

Sirius Group considers the requirements of ASC 450, Contingencies ("ASC 450"), when evaluating its exposure to non-claims-related litigation and arbitration. ASC 450 requires that accruals be established for litigation and arbitration if it is probable that a loss has been incurred and it can be reasonably estimated. ASC 450 also requires that litigation and arbitration be disclosed if it is probable that a loss has been incurred or it there is a reasonable possibility that a loss may have been incurred.

The following summarizes one, ongoing non-claims related litigation:

Tribune Company

In September 2011, Deutsche Bank Trust Company Americas, Law Debenture Company of New York and Wilmington Trust Company (collectively referred to as "Plaintiffs"), in their capacity as trustees for certain senior notes issued by the Tribune Company ("Tribune"), filed lawsuits in various jurisdictions (the "Noteholder Actions") against numerous defendants including Sirius Group in their capacity as former shareholders of Tribune, seeking recovery of the proceeds from the sale of common stock of Tribune in connection with Tribune's leveraged buyout in 2007 (the "LBO"). Tribune filed for bankruptcy in 2008 in the Delaware bankruptcy court (the "Bankruptcy Court"). The Bankruptcy Court granted Plaintiffs permission to commence these LBO-related actions, and in 2011, the Judicial Panel on Multidistrict Litigation granted a motion to consolidate the actions for pretrial matters and transferred all such proceedings to the United States District Court for the Southern District of New York (the "SDNY"). Plaintiffs seek recovery of the proceeds received by the former Tribune shareholders on a theory of constructive fraudulent transfer asserting that Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the purchases of shares, was rendered, insolvent. Certain subsidiaries of Sirius Group received approximately $6.1 million for Tribune common stock tendered in connection with the LBO.

In addition, Sirius Group in its capacity as a former shareholder of Tribune, along with thousands of former Tribune shareholders (collectively, the "Shareholder Defendants"), have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the "Committee"), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the "Committee Action"). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the SDNY and was stayed pending the motion to dismiss in the Noteholder Actions.

An omnibus motion to dismiss the shareholder defendants in the Committee Action was filed in May 2014, and was granted on January 6, 2017. The plaintiff moved to amend its fifth amended complaint to add a constructive fraudulent conveyance claim against the shareholder defendants. On August 24, 2017, the SDNY denied the plaintiff's motion without prejudice. However, on March 8, 2018, the plaintiff moved to renew its request to amend the complaint based on the Supreme Court's decision in Merit Mgmt Grp. LP. v. FTI Consulting, Inc., holding that the safe harbor protections of Section 546(e) (which prevent the bankruptcy trustee from unwinding certain transactions) did not apply where a transfer is conducted through a financial institution that is neither the debtor, nor the transferee, but serves only as a conduit. On May 16, 2018 the SDNY recalled its mandate in connection with the dismissal of the constructive fraudulent conveyance claim. On July 9, 2018, the Judge requested the parties to submit a joint letter addressing a potential global resolution and the status of discovery. While both the Trustee and the Shareholder Defendants were in favor of exploring settlement discussions, they have voiced very different views about the manner in which any such a settlement discussion would take place.

No amount has been accrued in connection with this matter as of September 30, 2018 and December 31, 2017.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Note 19. Subsequent events

Easterly Acquisition Corp.

On November 5, 2018, the Company completed its previously announced Merger with Easterly and other transactions related to or in connection with the Merger. (See Note 3).

Stock-based compensation plans

IPO Incentive Awards

In connection with the Company's 2018 Omnibus Incentive Plan, the Company granted incentive compensation awards ("IPO Incentive Awards") to certain members of senior management. In order to participate in the IPO Incentive Awards, employees are required to purchase shares of the Company's common stock. The purchase can be made either upfront, or over the three-year vesting period of the award.

Vesting is based on the Company's return on equity ("ROE"), as measured by per share growth in book value plus dividends, over a three-year period:

Vesting Period	Vesting Percentage

2019 ROE	25%
2020 ROE	25%
2021 ROE	25%
2019-2021 Average ROE	25%

Total Vesting	100%

Payouts begin at 0% of awarded shares for a 4.5% ROE, 100% at a 9.0% ROE and 150% at a 13.5% ROE with linear interpolation in between. The employee must remain employed through the end of the applicable performance period to vest in the shares earned in that performance period.

The total pool of shares granted, at target level of performance, is $13.3 million which is based on the acceptance of the employees on or before November 1, 2018, in addition to the final per share value of a common share of Sirius Group exchanged for Easterly common stock at the closing of the Merger.

The Company has not recognized any expense for the IPO Incentive Awards during the three and nine months ended September 30, 2018, as they are to be recognized over the requisite service period, which will commence in the fourth quarter of 2018.

ESPP

In connection with the Merger, Sirius Group implemented the Employee Share Purchase Plan ("ESPP"), which provided all employees of Sirius Group with a one-time opportunity to purchase between 100 and 1,000 Company common shares at a price equal to 85% of market value for the first 100 shares and 100% of market value for the next 900 shares. For this purpose, market value of the Company common shares was equal to 1.05 times the Sirius Group September 30 Adjusted DBVPS. Employees have the option of paying for the shares upfront or, in the case of employees who are not executive officers, through a loan that is repaid over a two-year period through payroll deductions. Through the ESPP, 405 employees purchased 149,236 Company common shares prior to the consummation of the Merger.

The purchase of Company common shares under the ESPP was contingent upon the Merger between Sirius Group and Easterly being completed. Therefore, the Company did not recognize any expense in connection with the ESPP during the three and nine months ended September 30, 2018.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis ("MD&A") of the Company's unaudited consolidated results of operations for the three and nine months ended September 30, 2018 and 2017 and the Company's consolidated financial condition, liquidity and capital resources as of and for the nine months ended September 30, 2018. This discussion and analysis should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and related notes included elsewhere in this report.

The following MD&A includes forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements". These forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below.

INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Sirius Group is a Bermuda exempted company whose principal businesses are conducted through its insurance and reinsurance subsidiaries and other affiliates. Sirius Group's subsidiaries, including Sirius Bermuda Insurance Company Ltd. ("Sirius Bermuda"), Sirius International Insurance Corporation ("Sirius International"), Sirius America Insurance Company ("Sirius America") and Lloyd's Syndicate 1945 ("Syndicate 1945"), provide insurance, reinsurance and insurance services on a worldwide basis. Sirius Group writes treaty and facultative reinsurance, as well as primary insurance business. For the nine months ended September 30, 2018 and 2017, reinsurance business represented 78% and 72% of total gross written premiums, respectively, while primary insurance business represented 22% and 28% of total gross written premiums, respectively. Sirius Group's primary insurance business has historically been predominantly accident and health insurance. In recent years, Sirius Group expanded its accident and health primary business capabilities in the U.S. via the acquisitions of International Medical Group Acquisition, Inc. ("IMG") and ArmadaCorp Capital, LLC ("Armada") in 2017. In addition to growing in accident and health insurance, Sirius Group further expanded its primary insurance platform launching its primary Surety and Environmental insurance platforms in the U.S. in late 2017 and primary Casualty insurance platform in the U.S. in mid-2018. In addition to these primary insurance platforms, Sirius Group re-entered the U.S. casualty reinsurance market in early 2017.

Background and Recent Developments

Easterly Acquisition Corp.

On November 5, 2018, the Company completed the transactions contemplated by its previously announced definitive Agreement and Plan of Merger ("Merger Agreement"). Under the terms of the Merger Agreement, Easterly Acquisition Corp. ("Easterly") merged with Sirius Acquisitions Holding Company III and became a wholly-owned subsidiary of the Company (the "Merger"). Upon the closing of the Merger, Easterly's common stock was exchanged for the Company's common shares at an exchange ratio (the "Exchange Ratio") calculated as (i) the amount of cash per public share of Easterly common stock in Easterly's trust account (the "Trust Account") immediately prior to the closing of the Merger divided by (ii) (x) 1.05 multiplied by (y) Sirius Group's adjusted diluted book value per common share as of September 30, 2018 ("Sirius Group September 30 Adjusted DBVPS"). Based on the Sirius Group September 30 Adjusted DBVPS, estimated as of September 30, 2018, and funds in the Trust Account on November 5, 2018, the Exchange Ratio was equal to 0.609. Following the Merger, the Company's common shares are traded on the Nasdaq Global Select Market under the symbol "SG."

Easterly held a special meeting of Easterly stockholders on November 2, 2018 to approve the completion of the transactions contemplated by the Merger Agreement. Easterly Acquisition Sponsor, LLC (the "Sponsor") and Easterly's other stockholders approved each of the proposals presented at the special meeting. After the special meeting, but prior to the consummation of the Merger, certain Easterly public stockholders exercised their redemption rights as provided for by Easterly's charter. In total, there were $110 million of redemptions by Easterly public stockholders, which decreased the amount of cash in the Trust Account available for general corporate purposes following the Merger. After the redemption of shares held by Easterly's public stockholders, there was $39 million in the Trust Account. This resulted in the issuance of 2,280,241 shares to Easterly public stockholders.

Pursuant to the letter agreement among Easterly, the Sponsor and the Company (the "Sponsor Letter"), the private placement warrants issued to the Sponsor at the closing of the Merger were cancelled. Pursuant to the Merger Agreement, each issued and outstanding public warrant was converted into a warrant exercisable for Company common shares. The number of Company common shares subject to converted warrants was equal to the number of shares of Easterly common stock subject to each Easterly warrant immediately prior to the closing of the Merger multiplied by the Exchange Ratio, and each converted warrant had an exercise price per Company common share equal to the exercise price per share of Easterly common stock subject to such Easterly warrant immediately prior to the closing of the Merger divided by the Exchange Ratio. This resulted in the issuance of 6,088,535 converted warrants.

In connection with the closing of the Merger, the Company completed a private placement of Series B preference shares and common shares at a price per share equal to (i) 1.05 multiplied by (ii) the Sirius Group September 30 Adjusted DBVPS, or $17.22447 (the "Sirius Group Private Placement"). Affiliated funds of Gallatin Point Capital, The Carlyle Group, Centerbridge Partners, L.P. and Bain Capital Credit (the "Preference Share Investors") purchased 11,901,670 Series B preference shares for $205 million in the Sirius Group Private Placement. Certain of the Preference Share Investors, together with certain employees, directors and "friends & family" of the Company purchased 1,225,954 common shares for $21 million in the Sirius Group Private Placement. In addition, the Preference Share Investors received 5,418,434 warrants that are exercisable for a period of five years after the Merger at a strike price equal to 125% of the per share purchase price, or $21.53.

Gross proceeds of the Sirius Group Private Placement, together with cash in the Easterly Trust Account assumed by Sirius Group upon the closing of the Merger aggregated to $268 million.

Common shares redemption agreement

In connection with the Merger, the Company and CM Bermuda Ltd. ("CM Bermuda"), the sole holder of the Company's common shares prior to the Merger, entered into a Redemption Agreement, dated November 2, 2018 (the "CM Bermuda Redemption Agreement"), pursuant to which, effective as of the closing of the Merger, the Company redeemed 9,519,280 of the Company's common shares at a price per share equal to $17.22447, the payment for which will be funded from cash to be distributed by Sirius Bermuda Insurance Company Ltd. ("Sirius Bermuda") (not out of

the funds released from the Trust Account in connection with the consummation of the Merger) and paid in cash by or on behalf of the Company no later than November 16, 2018.

Also in connection with the Merger, promptly after the filing of this Quarterly Report on Form 10-Q, the Company will complete a post-closing adjustment that can be settled either in cash or common shares issued to or returned by CM Bermuda. Based on the reported book value per share of $16.44 as of September 30, 2018, pursuant to the Merger Agreement, CM Bermuda is entitled to $1.6 million, payable in cash or in the Company's common shares.

Sirius Group expects to incur certain direct costs associated with the Merger of approximately $7 million. These costs will be charged to Additional paid-in surplus.

Series A preference shares redemption agreement

In connection with the Merger, the Company, IMG Acquisition Holdings, LLC ("IMGAH") and Sirius Acquisitions Holding Company II completed the transactions contemplated by its previously announced Redemption Agreement and the Company redeemed all of the outstanding Series A redeemable preference shares, which were held by IMGAH, for $95 million in cash. Effective as of the completion of the redemption, the parties terminated the registration rights agreement and the shareholder's agreement between the Company and IMGAH. In addition, the parties agreed that any remaining contingent consideration in respect of the IMG acquisition, will be paid in cash, not in Series A redeemable preference shares, following the redemption, as previously contemplated in the agreement in respect of the IMG acquisition. On November 8, 2018, the Company paid $4 million to IMGAH for the contingent payment for the 2017 calendar year.

WRM America Indemnity Company, Inc.

On August 16, 2018, Sirius Group acquired 100% ownership of WRM America Indemnity Company, Inc. ("WRM America") from WRM America Indemnity Holding Company, LLC for $17 million in cash. WRM America is a New York-domiciled insurer with a run-off book of business mainly comprised of general liability, educator's legal liability, automobile liability and physical damage, property and excess catastrophe liability. As part of the purchase of WRM America, Sirius Group acquired $3 million of indefinite lived intangible assets related to insurance licenses.

Reportable Segments

Sirius Group provides insurance and reinsurance products for property lines and agriculture ("Global Property"), accident and health ("Global A&H") and specialty lines including aviation & space, marine, trade credit, contingency, casualty, surety, and environmental ("Specialty & Casualty"), which together with Runoff & Other, constitute its four reportable segments.

•
Global Property—The Global Property segment consists of Sirius Group's underwriting lines of business which offer other property insurance and reinsurance, property catastrophe excess reinsurance and agriculture reinsurance on a worldwide basis.

•
Global A&H—The Global A&H segment consists of Sirius Group's Global A&H insurance and reinsurance underwriting unit along with two managing general underwriters ("MGUs") (IMG and Armada). As part of Global A&H, Sirius Group provides supplemental healthcare and medical travel insurance products as well as related administration services through its MGU subsidiaries.

•
Specialty & Casualty—The Specialty & Casualty segment offers insurance and reinsurance specialty & casualty product lines on a worldwide basis. Specialty lines represent unique risks where the more difficult and unusual risks are underwritten. Because specialty lines tend to be the more unusual or high risks, much of the market is characterized by a higher degree of specialization. Specialty & Casualty consists of Aviation & Space, Marine, Trade Credit, Contingency, Casualty, Surety, and Environmental specialty lines.

•
Runoff & Other—The Runoff & Other segment consists of asbestos risks, environmental risks and other latent liability exposures, in addition to results from Sirius Global Solutions Holding Company ("Sirius Global Solutions"),

  which specializes in the acquisition and management of runoff liabilities for insurance and reinsurance companies, both in the U.S. and internationally.

Executive Summary

Book Value Per Share

Sirius Group ended the first nine months of 2018 with book value per common share of $16.44 compared to book value per common share of $15.98 as of December 31, 2017, an increase of 2.9% due to comprehensive income of $56 million recognized for the nine months ended September 30, 2018.

Return on Beginning Common Shareholder's Equity Attributable to Sirius Group's Common Shareholder

The increase in return on beginning shareholder's equity attributable to Sirius Group's common shareholder for the three months ended September 30, 2018 of (1.2)% compared to (7.3)% for the three months ended September 30, 2017 was due to a lower comprehensive loss recognized.

The increase in return on beginning shareholder's equity attributable to Sirius Group's common shareholder for the nine months ended September 30, 2018 of 2.9% compared to (4.8)% for the nine months ended September 30, 2017 was due to the comprehensive income recognized.

Three Months Ended September 30, 2018 and 2017

Sirius Group ended the third quarter of 2018 with net loss attributable to common shareholder of $(28) million and basic earnings per common share of $(0.23). This compares to a net loss attributable to common shareholder of $(179) million and basic earnings per common share of $(1.49) for the three months ended September 30, 2017. During the three months ended September 30, 2018, Sirius Group recorded catastrophe losses, after applicable reinsurance and reinstatement premiums, of $77 million compared to $230 million for the three months ended September 30, 2017. Catastrophe losses for the three months ended September 30, 2018 included $48 million for Typhoon Jebi, $9 million for Hurricane Florence and $7 million for the Kerala Floods, whereas catastrophe losses for the three months ended September 30, 2017 included $94 million for Hurricane Irma, $67 million for Hurricane Maria and $56 million for Hurricane Harvey. The three months ended September 30, 2018 included $10 million of net favorable prior year loss reserve development compared to $3 million for the three months ended September 30, 2017.

Sirius Group's combined ratio was 111% for the third quarter of 2018 compared to 159% for the third quarter of 2017. The decrease in the combined ratio was driven by lower catastrophe losses and higher net favorable prior year loss reserve development, which was partially offset by higher current accident year losses for the Other Property and Marine lines of business. Sirius Group's combined ratio included 24 points of catastrophe losses for the third quarter of 2018 compared to 81 points for the third quarter of 2017. The combined ratio for the third quarter of 2018 was impacted by 3 points of net favorable prior year loss development compared to 1 point for the third quarter of 2017.

Nine Months Ended September 30, 2018 and 2017

Sirius Group ended the first nine months of 2018 with net income attributable to common shareholder of $110 million and basic earnings per common share of $0.88. This compares to a net loss attributable to common shareholder of $(172) million and basic earnings per common share of $(1.43) for the nine months ended September 30, 2017. The increase was primarily due to lower catastrophe losses and net favorable prior year loss reserve development, higher net realized and unrealized investment gains as a result of favorable foreign exchange movements, and higher net service fee income from IMG and Armada. For the nine months ended September 30, 2018, Sirius Group recorded catastrophe losses, after applicable reinsurance and reinstatement premiums, of $80 million and net favorable prior year loss reserve development of $23 million. For the nine months ended September 30, 2017, Sirius Group recorded catastrophe losses, after applicable reinsurance and reinstatement premiums, of $239 million and net unfavorable prior year loss reserve development of $4 million.

Sirius Group's combined ratio was 94% for the nine months ended September 30, 2018 compared to 114% for the nine months ended September 30, 2017. The decrease in the combined ratio was driven by lower catastrophe losses and higher net favorable prior year loss reserve development. Sirius Group's combined ratio included 9 points of catastrophe losses for the nine months ended September 30, 2018 compared to 32 points for the nine months ended September 30, 2017. The combined ratio for the nine months ended September 30, 2018 was impacted by 3 points of net favorable prior year loss development compared to 1 point of net unfavorable prior year loss reserve development for the nine months ended September 30, 2017.

Consolidated Results of Operations – Three and Nine Months Ended September 30, 2018 and 2017

(Expressed in millions of U.S. dollars, except share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017

Revenues
Gross written premiums	$398.0	$356.7	$1,518.2	$1,166.4

Net written premiums	$305.7	$277.6	$1,095.4	$874.7

Net earned insurance and reinsurance premiums	$321.1	$282.8	$914.5	$750.6
Net investment income	21.8	12.1	51.8	44.2
Net realized investment gains (losses)	3.9	(24.4)	8.0	(26.9)
Net unrealized investment (losses) gains	(11.7)	(2.7)	29.0	(25.2)
Net foreign exchange (losses) gains	(0.4)	15.7	21.7	17.0
Other revenue	17.0	9.5	96.0	11.8

Total revenues	351.7	293.0	1,121.0	771.5

Expenses
Loss and loss adjustment expenses ("LAE")	260.4	371.2	552.8	626.6
Insurance and reinsurance acquisition expenses	59.2	49.5	189.0	143.5
Other underwriting expenses	35.7	28.7	117.1	86.6
General and administrative expenses	19.5	19.8	58.0	60.6
Intangible asset amortization expenses	3.9	3.9	11.8	6.3
Interest expense on debt	7.6	5.0	23.1	14.6

Total expenses	386.3	478.1	951.8	938.2

Pre-tax (loss) income	(34.6)	(185.1)	169.2	(166.7)
Income tax benefit (expense)	6.9	12.8	(55.4)	11.3

Net (loss) income	(27.7)	(172.3)	113.8	(155.4)
Income attributable to non-controlling interests	(0.3)	(4.2)	(0.9)	(13.2)

(Loss) income before accrued dividends on Series A redeemable preference shares	(28.0)	(176.5)	112.9	(168.6)
Accrued dividends on Series A redeemable preference shares	-	(2.5)	(2.6)	(3.5)

Net (loss) income attributable to Sirius Group's common shareholder	$(28.0)	$(179.0)	$110.3	$(172.1)

Comprehensive (loss) income
Net (loss) income	$(27.7)	$(172.3)	$113.8	$(155.4)
Other comprehensive income (loss), net of tax
Change in foreign currency translation, net of tax	4.7	26.3	(57.2)	73.5

Total other comprehensive income (loss)	4.7	26.3	(57.2)	73.5

Comprehensive (loss) income	(23.0)	(146.0)	56.6	(81.9)
Income attributable to non-controlling interests	(0.3)	(4.2)	(0.9)	(13.2)

Comprehensive (loss) income attributable to Sirius Group's common shareholder	$(23.3)	$(150.2)	$55.7	$(95.1)

Ratios:
Loss ratio(1)	81.1%	131.3%	60.4%	83.5%
Acquisition expense ratio(2)	18.4%	17.5%	20.7%	19.1%
Other underwriting expense ratio(3)	11.1%	10.1%	12.8%	11.5%

Combined ratio(4)	110.6%	158.9%	93.9%	114.1%

Selected financial data:
Basic earnings per common share	$(0.23)	$(1.49)	$0.88	$(1.43)
Common shares outstanding	120,000,000	120,000,000	120,000,000	120,000,000
Return on equity(5)	(1.2)%	(7.3)%	2.9%	(4.8)%

(1) The loss ratio is calculated by dividing loss and LAE expenses by net earned insurance and reinsurance premiums.

(2) The acquisition expense ratio is calculated by dividing insurance and reinsurance acquisition expenses by net earned insurance and reinsurance premiums.

(3) The other underwriting expense ratio is calculated by dividing other underwriting expenses by net earned insurance and reinsurance premiums.

(4) The combined ratio is calculated by combining the loss ratio, the acquisition expense ratio, and the other underwriting expense ratio.

(5) Return on equity is calculated by dividing net comprehensive (loss) income attributable to Sirius Group's common shareholder for the period by the beginning common shareholder's equity.

	As of September 30, 2018	As of December 31, 2017

Selected balance sheet data:
Book value per common share	$16.44	$15.98
Common shares outstanding	120,000,000	120,000,000

Gross written premiums – Gross written premiums for the three months ended September 30, 2018 was $398 million, an increase of $41 million or 11% compared to gross written premiums of $357 million for the three months ended September 30, 2017, with Specialty & Casualty up 45% and Global Property up 32%. See "Results of reportable segments" below.

Gross written premiums for the nine months ended September 30, 2018 was $1,518 million, an increase of $352 million or 30% compared to gross written premiums of $1,166 million for the nine months ended September 30, 2017, with Global Property up 44% and Specialty & Casualty up 38%. See "Results of reportable segments" below.

Net written premiums – Net written premiums for the three months ended September 30, 2018 was $306 million, an increase of $28 million or 10% compared to net written premiums of $278 million for the three months ended September 30, 2017, with Specialty & Casualty up 52% and Global Property up 20%. See "Results of reportable segments" below.

Net written premiums for the nine months ended September 30, 2018 was $1,095 million, an increase of $220 million or 25% compared to net written premiums of $875 million for the nine months ended September 30, 2017, with Specialty & Casualty up 38%, Global Property up 26% and Global A&H up 10%. See "Results of reportable segments" below.

Net earned insurance and reinsurance premiums – Net earned insurance and reinsurance premiums for the three months ended September 30, 2018 was $321 million, an increase of $38 million or 13% compared to net earned insurance and reinsurance premiums of $283 million for the three months ended September 30, 2017, with Specialty & Casualty up 29%, Global A&H up 20% and Global Property up 7%. See "Results of reportable segments" below.

Net earned insurance and reinsurance premiums for the nine months ended September 30, 2018 was $915 million, an increase of $164 million or 22% compared to net earned insurance and reinsurance premiums of $751 million for the nine months ended September 30, 2017, with Specialty & Casualty up 35%, Global A&H up 21%, and Global Property up 16%. See "Results of reportable segments" below.

Net investment income, Net realized investment gains (losses), Net unrealized investment gains (losses) and Net foreign exchange gains (losses) – Net investment income increased 83% to $22 million for the three months ended September 30, 2018 from $12 million for the three months ended September 30, 2017 due to a higher interest rate environment. Sirius Group reported net realized investment gains of $4 million for the three months ended September 30, 2018, which included $5 million of net realized foreign currency gains, compared to net realized investment losses of $24 million for the three months ended September 30, 2017, which included $21 million of net realized foreign currency losses. Net unrealized investment losses were $12 million for the three months ended September 30, 2018, which included $6 million of net unrealized foreign currency losses, compared to net unrealized investment losses of $3 million for the three months ended September 30, 2017, which included $14 million of net unrealized foreign currency losses. See "Summary of investment results" below. Additionally, Sirius Group recorded less than $1 million of non-investment related foreign exchange losses for the three months ended September 30, 2018 compared to $16 million of non-investment related foreign exchange gains for the three months ended September 30, 2017. Included in the third quarter of 2018 amount is $2 million of unfavorable currency movement compared to $10 million of favorable currency movement for the third quarter of 2017 on the SEK Subordinated Notes, which were issued in September 2017. See "Foreign currency translation" below.

Net investment income increased 18% to $52 million for the nine months ended September 30, 2018 from $44 million for the nine months ended September 30, 2017 due to a higher interest rate environment. Sirius Group reported net realized investment gains of $8 million for the nine months ended September 30, 2018, which included $11 million of net realized foreign currency gains, compared to net realized investment losses of $27 million for the nine months ended September 30, 2017, which included $20 million of net realized foreign currency losses. Net unrealized investment gains were $29 million for the nine months ended September 30, 2018, which included $43 million of net unrealized foreign currency gains, compared to net unrealized investment losses of $25 million for the nine months ended September 30, 2017, which included $58 million of net unrealized foreign currency losses. See "Summary of investment results" below. Additionally, Sirius Group recorded $22 million of non-investment related foreign exchange gains for the nine months ended September 30, 2018 compared to $17 million of non-investment related foreign exchange gains for the nine months ended September 30, 2017. Included in the nine months ended September 30, 2018 amount is $26 million of favorable currency movement compared to $10 million of favorable foreign currency movement for the nine months ended September 30, 2017 on the SEK Subordinated Notes, which were issued in September 2017. See "Foreign currency translation" below.

Other revenue – Other revenue increased to $17 million for the three months ended September 30, 2018 from $10 million for the three months ended September 30, 2017. The increase in other revenue was primarily attributable to an increase in service fee revenue in Global A&H recognized by IMG.

Other revenue increased to $96 million for the nine months ended September 30, 2018 from $12 million for the nine months ended September 30, 2017. The increase in other revenue was primarily attributable to management's estimate of a right of indemnification against a third party in connection with an uncertain tax position and an increase in service fee revenue in Global A&H recognized by IMG and Armada, which were acquired in the second quarter of 2017.

Loss and loss adjustment expenses – Loss and loss adjustment expenses decreased 30% to $260 million for the three months ended September 30, 2018 from $371 million for the three months ended September 30, 2017, primarily due to lower catastrophe losses and higher net favorable prior year loss reserve development for the three months ended September 30, 2018. See "Results of reportable segments" below.

Loss and loss adjustment expenses decreased 12% to $553 million for the nine months ended September 30, 2018 from $627 million for the nine months ended September 30, 2017, primarily due to lower catastrophe losses and higher net favorable prior year loss reserve development for the nine months ended September 30, 2018. See "Results of reportable segments" below.

Insurance and reinsurance acquisition expenses – Insurance and reinsurance acquisition expenses increased 18% to $59 million for the three months ended September 30, 2018 from $50 million for the three months ended September 30, 2017, primarily due to an increase in net earned insurance and reinsurance premiums for Global Property, Global A&H, and Specialty & Casualty. See "Results of reportable segments" below.

Insurance and reinsurance acquisition expenses increased 31% to $189 million for the nine months ended September 30, 2018 from $144 million for the nine months ended September 30, 2017, primarily due to an increase in net earned insurance and reinsurance premiums and higher acquisition expenses for Global Property, Global A&H, and Specialty & Casualty, primarily due to business mix. See "Results of Reportable Segments" below.

Other underwriting expenses – Other underwriting expenses increased 24% to $36 million for the three months ended September 30, 2018 from $29 million for the three months ended September 30, 2017, primarily due to a $4 million increase in operating expenses for Specialty & Casualty, due to the new initiatives in Casualty, Surety, and Environmental, and in Global A&H, where $2 million of operating expenses for the MGUs are included in other underwriting expenses following their integration into the Accident and Health insurance and reinsurance underwriting unit. See "Results of reportable segments" below.

Other underwriting expenses increased 34% to $117 million for the nine months ended September 30, 2018 from $87 million for the nine months ended September 30, 2017, primarily due to a $11 million increase in operating expenses for Specialty & Casualty, due to the new initiatives in Casualty, Surety and Environmental, and in Global A&H, where $14 million of operating expense for the MGUs are included in other underwriting expenses following their integration into the Accident and Health insurance and reinsurance underwriting unit. See "Results of reportable segments" below.

General and administrative expenses – General and administrative expenses were $20 million for the three months ended September 30, 2018 and 2017. For the three months ended September 30, 2017, Sirius Group recorded $2 million of retention bonus expenses relating to the CMIG International Holding Pte. Ltd. ("CMIG International") acquisition. See "Note 12. Common shareholder's equity, mezzanine equity, and non-controlling interests" in the Notes to Consolidated Financial Statements included within "Part I, Item 1. Financial Statements." with respect to the CMIG International acquisition. The retention bonus expense was reimbursed by White Mountains Insurance Company ("White Mountains") to Sirius Group on an after-tax basis (recorded as Additional paid-in surplus) as stipulated in the stock purchase agreement between CMIG International and White Mountains. Sirius Group did not incur retention bonus expenses for the three months ended September 30, 2018. The decrease in retention bonus expense was partially offset by an increase in incentive compensation expense. In prior periods, all MGU expenses were disclosed within General and administrative expenses. Starting in 2018, certain operating expenses for the MGUs are reflected in unallocated LAE and other underwriting expense, representing costs associated with the support of the Global A&H underwriting team.

General and administrative expenses decreased 5% to $58 million for the nine months ended September 30, 2018 from $61 million for the nine months ended September 30, 2017. This decrease was primarily due to $11 million of retention bonus expenses recorded during the nine months ended September 30, 2017 relating to the CMIG International acquisition. See "Note 12. Common shareholder's equity, mezzanine equity, and non-controlling interests" in the Notes to Consolidated Financial Statements included within "Part I, Item 1. Financial Statements." with respect to the CMIG International acquisition. The retention bonus expense was reimbursed by White Mountains to Sirius Group on an after-tax basis (recorded as Additional paid-in surplus) as stipulated in the stock purchase agreement between CMIG International and White Mountains. Sirius Group did not incur retention bonus expenses for the nine months ended September 30, 2018 related to the CMIG International acquisition. Additionally, the decrease in General and administrative expenses was partially offset by an increase in expenses related to IMG and Armada. In prior periods, all MGU expenses were disclosed within General and administrative expenses. Starting in 2018, certain operating expenses for the MGUs are reflected in unallocated LAE and other underwriting expense, representing costs associated with the support of the Global A&H underwriting team.

Intangible asset amortization expenses – Intangible asset amortization expenses was $4 million for the three months ended September 30, 2018 and 2017.

Intangible asset amortization expenses increased to $12 million for the nine months ended September 30, 2018 from $6 million for the nine months ended September 30, 2017 due to the amortization of the intangible assets related to the IMG and Armada acquisitions, which were both acquired during the second quarter of 2017.

Interest expense on debt – Interest expense on debt increased 60% to $8 million for the three months ended September 30, 2018 from $5 million for the three months ended September 30, 2017 due to interest expense of $3 million related to the 2017 SEK Subordinated Notes, which were issued in September 2017. See "Financing" below.

Interest expense on debt increased 53% to $23 million for the nine months ended September 30, 2018 from $15 million for the nine months ended September 30, 2017 due to interest expense of $9 million related to the 2017 SEK Subordinated Notes, which were issued in September 2017. See "Financing" below.

Summary of Investment Results

Pre-Tax return on investments

Total return on investments includes investment income, net realized gains and losses and the change in unrealized gains and losses generated by the investment portfolio including equity method investments for which we have made fair value election and net income or loss in investments in unconsolidated affiliates. Total return is calculated on a pre-tax basis and includes the impact of investment related foreign exchange gains or losses whether reflected in pre-tax income or other comprehensive income, unless otherwise noted. Returns are calculated on average investments for the period displayed and presented gross of separately managed account fees as well as internal expenses in order to produce a better comparison to benchmark returns which exclude an expense load.

Sirius Group maintains an equity portfolio that consists of equity securities, and other long-term investments, including hedge funds, private equity funds and direct investments in privately held common equity securities investments. From time to time, Sirius may also invest in exchange-traded funds ("ETFs") and mutual funds. For return purposes, investments in fixed-income ETFs and mutual funds are included in the fixed income results and excluded from equity portfolio results. Returns exclude the impact of third-party currency forwards and/or swaps.

A summary of Sirius Group's total pre-tax net investment results and performance metrics for the three and nine months ended September 30, 2018 and 2017, respectively, follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(Millions)	2018	2017	2018	2017

Pre-tax investment results
Net investment income	$21.8	$12.1	$51.8	$44.2
Net realized and unrealized investment (losses) gains(1)	(11.5)	(18.9)	47.0	(43.9)
Change in foreign currency translation on investments recognized through other comprehensive income(2)	6.4	33.9	(92.6)	93.8

Net pre-tax investment gains	$16.7	$27.1	$6.2	$94.1

(1) Includes foreign exchange (losses) gains for the three months ended September 30, 2018 and 2017 of $(4.5) million and $(26.6) million, respectively and for the nine months ended September 30, 2018 and 2017 of $63.8 million and $(70.3) million, respectively.

(2) Excludes non-investment related foreign exchange (losses) gains for the three months ended September 30, 2018 and 2017 of $(1.7) million and $(7.6) million, respectively and for the nine months ended September 30, 2018 and 2017 of $35.4 million and $(20.3) million, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2018	2017	2018	2017

Performance metrics
Total fixed income investment returns:
In U.S. dollars	0.6%	0.5%	0.2%	2.5%
In local currencies	0.5%	0.4%	1.0%	1.6%
Bloomberg Barclays US Agg 1-3 Year Total Return Value Unhedged USD	0.3%	0.3%	0.4%	1.1%
OMX Stockholm OMRX Total Bond Index	(0.5)%	0.0%	0.6%	0.1%
Total equity securities and other long-term investments returns:
In U.S. dollars	0.5%	5.0%	2.1%	13.2%
In local currencies	0.5%	4.1%	3.3%	10.8%
S&P 500 Index (total return)	7.7%	4.5%	10.6%	14.2%
Total consolidated portfolio
In U.S. dollars	0.6%	1.0%	0.4%	3.4%
In local currencies	0.5%	0.7%	1.3%	2.3%

Three and nine months ended September 30, 2018 and 2017

Sirius Group's pre-tax total gross return on invested assets was 0.6% for the third quarter of 2018 compared to 1.0% for the third quarter of 2017. The 2018 result included foreign currency gains on investments, which increased the total pre-tax return by 0.1%. The quarterly currency gains were generated mainly from Swedish kronor ("SEK") holdings as the currency strengthened 0.5%, versus the U.S. dollar. The 2017 result benefited 0.3% from foreign currency gains, predominantly driven by the SEK and Euro ("EUR") holdings as these currencies strengthened 3.0% and 3.2%, respectively, versus the U.S. dollar.

For the nine months ended September 30, 2018, Sirius Group's pre-tax total gross return on invested assets was 0.4% versus 3.4% for the same period in 2017. The investment result for the nine months ended September 30, 2018 was adversely impacted by the strengthening of the U.S dollar which reduced our return by 0.9%. The investment result for the nine months ended September 30, 2017, however, benefited by 1.1% due to the impact of a weakening U.S. dollar on our non-U.S. dollar holdings.

Net investment income was $10 million higher in the third quarter of 2018 versus the third quarter of 2017 due to the higher interest rate environment in 2018. For the nine months ended September 30, 2018, net investment income was higher than the prior period by $8 million given the aforementioned rate environment.

Net realized and unrealized investment (losses) gains on investments, excluding foreign currency, were $(7) million for the three months ended September 30, 2018 compared to $8 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018, net realized and unrealized (losses) gains on investments, excluding foreign currency, were $(17) million compared to $26 million for the nine months ended September 30, 2017. The main drivers for these variances were the impact of rising interest rates on our fixed income portfolio and underperformance of risk assets in Europe and Asia in 2018 whereas risk assets in Asia outperformed in 2017.

Fixed income results (including short-term investments)

As of September 30, 2018, the fixed income portfolio duration was approximately 1.8 years compared to 1.9 years as of September 30, 2017. The average credit quality of the fixed income portfolio, including short-term investments, was

AA at September 30, 2018 and 2017. At September 30, 2018 and 2017, Sirius Group held $312 million and $386 million, respectively, of non-U.S. denominated fixed income securities.

The fixed income portfolio gained 0.6% on a U.S. dollar basis and gained 0.5% in local currencies for the third quarter of 2018. Our U.S. portfolio returned 0.6% versus the Barclays 1-3 Year Aggregate ("BarcAg1-3") of 0.3%. Our non-U.S. portfolio returned 0.0% in original currencies, which compares to the OMX Stockholm OMRX Total Return Bond Index ("OMRX") of (0.5)%.

The fixed income portfolio return for the nine months ended September 30, 2018 was 0.2% on a U.S. dollar basis and 1.0% in original currency. Our U.S. portfolio returned 0.9% versus the BarcAg1-3 of 0.4%. The outperformance was due to a lower concentration in treasuries in our portfolio compared to the BarcAg1-3. Our non-U.S. portfolio gained 0.8% in original currencies, which compares to the OMRX of 0.6%, due to a market-driven strong performance of our Canadian dollar and SEK-denominated fixed income holdings.

The fixed income portfolio returned 0.5% on a U.S. dollar basis and 0.4% in local currencies for the third quarter of 2017. Our U.S. portfolio returned 0.4% versus the BarcAg1-3 of 0.3% due to a higher concentration of corporates and mortgage-backed securities in our portfolio compared to the BarcAg1-3. Our non-U.S. portfolio returned (0.2)% in original currencies which compares to the OMRX of 0.0%. The return for the nine months ended September 30, 2017 was 2.5% on a U.S. dollar basis and 1.6% in original currencies. Our U.S. portfolio returned 1.7% versus the BarcAg1-3 of 1.1% due to a lower concentration in treasuries in our portfolio compared to the BarcAg1-3. Our non-U.S. portfolio returned 0.2% in original currencies, which compares to the OMRX of 0.1%, due to a market-driven strong performance of our Canadian dollar, EUR and SEK-denominated fixed income holdings.

Equity securities and other long-term investments results

At September 30, 2018, the equity and other long-term investments portfolio included $425 million of U.S. dollar and $198 million of non-U.S. dollar denominated securities.

For the third quarter of 2018, the equity portfolio gained 0.5% on a U.S. dollar basis and local currency basis. The S&P 500 gained 7.7% for the same period. For the nine months ended September 30, 2018, the equity portfolio returned 2.1% on a U.S. dollar basis and 3.3% in original currencies versus the S&P 500 of 10.6%. Performance lagged the S&P 500 in the third quarter of 2018 and for the nine months ended September 30, 2018 given the performance of our non-U.S. dollar exposure as well as our private equity and hedge fund portfolios that are in the early stages of investment.

At September 30, 2017, the equity and other long-term investments portfolio included $259 million of U.S. dollar and $161 million of non-U.S. dollar denominated securities.

For the third quarter of 2017, the equity portfolio returned 5.0% on a U.S. dollar basis and 4.1% in local currencies. The S&P 500 returned 4.5% for the same period. For the nine months ended September 30, 2017, the equity portfolio returned 13.2% in U.S. dollars and 10.8% in local currencies versus the S&P 500 of 14.2%.

Foreign Currency Translation

Impact of foreign currency translation

The U.S. dollar is the functional currency for Sirius Group's businesses except for Sirius International, Syndicate 1945, several subsidiaries of IMG, and the Canadian reinsurance operations of Sirius America. Sirius Group also invests in securities denominated in foreign currencies. Assets and liabilities recorded in these foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are converted using the average exchange rates for the period. Net foreign exchange gains and losses arising from the translation of functional currencies into U.S. dollars are reported in shareholder's equity and in Accumulated other comprehensive income (loss). As of September 30, 2018 and December 31, 2017, Sirius Group had net unrealized foreign currency translation losses of $198 million and $141 million, respectively, recorded in Accumulated other comprehensive (loss) on its Consolidated Balance Sheets.

Assets and liabilities relating to foreign operations are remeasured into the functional currency using current exchange rates; revenues and expenses are remeasured into the functional currency using the weighted average exchange rate for the period. The resulting exchange gains and losses are reported as a component of net income in the period in which they arise within Net realized investment gains (losses), Net unrealized investment (losses) gains, and Net foreign exchange (losses) gains.

The following rates of exchange for the U.S. dollar have been used for translation of assets and liabilities whose functional currency is not the U.S. dollar at September 30, 2018 and December 31, 2017:

Currency	Closing Rate September 30, 2018	Closing Rate December 31, 2017

Swedish kronor	8.9080	8.2051
British pound	0.7686	0.7398
Euro	0.8635	0.8339
Canadian dollar	1.2964	1.2556

Sirius International holds a large portfolio of investments that are denominated in U.S. dollars, but its functional currency is the SEK. When Sirius International prepares its stand-alone GAAP financial statements, it remeasures its U.S. dollar-denominated investments to SEK and recognizes the related foreign currency remeasurement gains or losses through pre-tax income. When Sirius Group consolidates Sirius International, it translates Sirius International's stand-alone GAAP financial statements to U.S. dollars and recognizes the related foreign currency translation gains or losses through other comprehensive income (loss). Since Sirius Group reports its financial statements in U.S. dollar, there is no net effect to book value per common share or to investment returns from foreign currency translation on its U.S. dollar-denominated investments at Sirius International. However, net realized and unrealized investment gains (losses), other revenues, net income (loss), earnings per share and other comprehensive income (loss) can be significantly affected during periods of high volatility in the foreign exchange rate between the U.S. dollar and other currencies, especially the SEK.

A summary of the impact of foreign currency translation on Sirius Group's consolidated financial results for the three and nine months ended September 30, 2018 and 2017 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(Millions)	2018	2017	2018	2017

Net realized investment gains (losses) - foreign currency(1)	$4.7	$(21.0)	$10.7	$(20.2)
Net unrealized investment (losses) gains - foreign currency(2)	(5.5)	(13.8)	43.1	(58.3)

Net realized and unrealized investment gains (losses) - foreign currency	(0.8)	(34.8)	53.8	(78.5)
Net foreign exchange (losses) gains - foreign currency translation (losses) gains(3)	(0.4)	19.1	19.0	27.5
Net foreign exchange (losses) gains - currency swaps(3)	(0.1)	(3.4)	2.9	(10.2)
Net foreign exchange (losses) gains - other(3)	-	-	(0.2)	(0.3)
Income tax expense (benefit)	0.1	0.9	(0.4)	2.9

Total foreign currency remeasurement (losses) gains recognized through net (loss) income, after tax	(1.2)	(18.2)	75.1	(58.6)
Change in foreign currency translation on investments recognized through other comprehensive income (loss), after tax	6.4	33.9	(92.6)	93.8
Change in foreign currency translation on non-investment net liabilities recognized through other comprehensive income (loss), after tax	(1.7)	(7.6)	35.4	(20.3)

Total foreign currency translation gains (losses) recognized through other comprehensive income (loss), after tax	4.7	26.3	(57.2)	73.5

Total foreign currency gains recognized in comprehensive (loss) income, after tax	$3.5	$8.1	$17.9	$14.9

(1)Component of Net realized investment gains (losses) on the Consolidated Statements of (Loss) Income

(2)Component of Net unrealized investment (losses) gains on the Consolidated Statements of (Loss) Income

(3)Component of Net foreign exchange (losses) gains on the Consolidated Statements of (Loss) Income

As of September 30, 2018 the following currencies represented the largest exposure to foreign currency risk as a percentage of Sirius Group's shareholder's equity: the SEK 9% (short) and the Israeli shekel 4% (long). As of December 31, 2017, the following currencies represented the largest exposure to foreign currency risk as a percentage of Sirius Group's shareholder's equity: the SEK 9% (short) and the Israeli shekel 4% (long).

Investment portfolio composition by currency

Set forth below is the carrying value of our cash and investment holdings in U.S. dollars and foreign currencies as of September 30, 2018 and December 31, 2017:

	Carrying Value at September 30, 2018		Carrying Value at December 31, 2017

Currency (Millions)	Local Currency	USD	Local Currency	USD

U.S. dollar	3,008.0	$3,008.0	2,798.9	$2,798.9
Swedish kronor	1,352.2	151.8	1,765.7	215.4
Euro	116.7	135.1	141.2	169.5
British pound	8.8	11.4	9.1	12.3
Canadian dollar	83.9	64.7	78	62.0
Israeli shekel	269.2	74.0	233.6	67.3
Other	-	74.0	-	48.3

Total investments		$3,519.0		$3,373.7

Results of Reportable Segments

Global Property

Global Property consists of Sirius Group's underwriting lines of business which offer other property insurance and reinsurance, property catastrophe excess reinsurance, and agriculture reinsurance on a worldwide basis.

	Three months ended September 30,		Nine months ended September 30,

Global Property (Millions)	2018	2017	2018	2017

Gross written premiums	$203.7	$154.6	$875.7	$606.6
Net written premiums	144.9	121.4	569.1	450.8
Net earned insurance and reinsurance premiums	172.7	162.0	476.3	412.1
Loss and allocated LAE	(173.2)	(283.4)	(311.8)	(387.6)
Insurance and reinsurance acquisition expenses	(30.1)	(34.2)	(93.5)	(82.1)

Technical (loss) profit	$(30.6)	$(155.6)	$71.0	$(57.6)

Unallocated LAE	(3.3)	(8.2)	(7.7)	(12.7)
Other underwriting expenses	(17.5)	(17.7)	(53.0)	(51.6)

Underwriting (loss) income	$(51.4)	$(181.5)	$10.3	$(121.9)

Ratios:
Loss ratio(1)	102.2%	180.0%	67.1%	97.1%
Acquisition expense ratio(2)	17.4%	21.1%	19.6%	19.9%
Other underwriting expense ratio(3)	10.1%	10.9%	11.1%	12.5%

Combined ratio(4)	129.7%	212.0%	97.8%	129.5%

(1)The loss ratio is calculated by dividing the sum of loss and allocated LAE and Unallocated LAE expenses by net earned insurance and reinsurance premiums.

(2)The acquisition expense ratio is calculated by dividing insurance and reinsurance acquisition expenses by net earned insurance and reinsurance premiums.

(3)The other underwriting expense ratio is calculated by dividing other underwriting expenses by net earned insurance and reinsurance premiums.

(4)The combined ratio is calculated by combining the loss ratio, the acquisition expense ratio, and the other underwriting expense ratio.

Three months ended September 30, 2018 and 2017

Gross written premiums increased 32% to $204 million for the three months ended September 30, 2018 from $155 million for the three months ended September 30, 2017, due primarily to an increase in Other Property ($57 million), of which $26 million was due to a fronting arrangement which records offsetting gross and ceded loss and commission results, less a margin to Sirius Group. This fronting treaty involves two separate quota share agreements whereby assumed risk from a third party is ceded in their entirety to another third party. Net written premiums increased 20% to $145 million for the three months ended September 30, 2018 from $121 million for the three months ended September 30, 2017, due to an increase in Other Property ($34 million) from favorable rate changes, new opportunities, and a decrease in retrocessional protections excluding the fronting arrangement. The Other Property fronting arrangement did not significantly impact Global Property's net written or earned insurance and reinsurance premiums for either the 2018 or 2017 periods.

Global Property produced a net combined ratio of 130% for the three months ended September 30, 2018 compared to 212% for the three months ended September 30, 2017. The decrease in the combined ratio was driven by lower catastrophe losses offset by higher net unfavorable prior year loss reserve development and higher current year losses in certain Other Property accounts.

Global Property recorded an underwriting loss of $51 million and $182 million for the three month periods ended September 30, 2018 and 2017, respectively. The three months ended September 30, 2018 included catastrophe losses of $76 million (44 points), after applicable reinsurance and reinstatement premiums, from Typhoon Jebi ($48 million), Hurricane Florence ($9 million), Kerala Flood ($7 million), Cyclone Mekunu ($4 million), Typhoon Mangkhut ($3 million) and other catastrophic events. Net unfavorable prior year loss reserve development was $11 million (6 points) for the three months ended September 30, 2018 primarily related to Other Property ($7 million) and Property Catastrophe Excess ($4 million), resulting from higher than expected loss reporting from recent accident years, including $6 million of increases from natural catastrophes, including the 2017 North American natural catastrophes. The three months ended September 30, 2017 included catastrophe losses of $218 million (135 points), after applicable reinsurance and reinstatement premiums, from Hurricane Irma ($88 million), Hurricane Maria ($61 million), Hurricane Harvey ($52 million) and other catastrophic events. Net unfavorable prior year loss reserve development was less than $1 million for the three months ended September 30, 2017.

Nine months ended September 30, 2018 and 2017

Gross written premiums increased 44% to $876 million for the nine months ended September 30, 2018 from $607 million for the nine months ended September 30, 2017, due primarily to an increase in Other Property ($231 million), of which $146 million was due to a fronting arrangement referenced in the three months ended September 30, 2018 results. Net written premiums increased 26% to $569 million for the nine months ended September 30, 2018 from $451 million for the nine months ended September 30, 2017, due to an increase in Other Property ($86 million) from favorable rate changes, new opportunities, and a decrease in retrocessional protections excluding the fronting arrangement. The Other Property fronting arrangement did not significantly impact Global Property's net written or earned insurance and reinsurance premiums for either the 2018 or 2017 periods.

Global Property produced a net combined ratio of 98% for the nine months ended September 30, 2018 compared to 130% for the nine months ended September 30, 2017. The decrease in the combined ratio was driven by lower catastrophe losses partially offset by increased net unfavorable prior year loss reserve development.

Global Property recorded underwriting income (loss) of $10 million and $(122) million for the nine month periods ended September 30, 2018 and 2017, respectively. The nine months ended September 30, 2018 results included catastrophe losses of $79 million (17 points), after applicable reinsurance and reinstatement premiums. The nine months ended September 30, 2017 results included catastrophe losses of $227 million (55 points), after applicable reinsurance and reinstatement premiums, from Hurricane Irma ($88 million), Hurricane Maria ($61 million), Hurricane Harvey ($52 million) and other catastrophic events. Net unfavorable prior year loss reserve development was $29 million (6 points) for the nine months ended September 30, 2018 compared to $2 million of net favorable prior year loss reserve development (1 point) for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, unfavorable prior year loss reserve development was recorded in Other Property ($20 million)

and Property Catastrophe Excess ($11 million), resulting from higher than expected loss reporting from recent accident years, including $7 million of increases from natural catastrophes, including the 2017 North American natural catastrophes. For the nine months ended September 30, 2017, favorable prior year loss reserve development in Property Catastrophe Excess ($12 million) and Agriculture ($3 million) was partially offset by unfavorable prior year loss reserve development in Other Property ($13 million).

Global Property gross written premiums

	Three months ended September 30,		Nine months ended September 30,

Global Property (Millions)	2018	2017	2018	2017

Other property	$138.8	$81.5	$544.0	$313.2
Property catastrophe excess	55.3	58.7	267.5	245.3
Agriculture	9.6	14.4	64.2	48.1

Total	$203.7	$154.6	$875.7	$606.6

Three months ended September 30, 2018 and 2017

Gross written premiums increased 32% to $204 million for the three months ended September 30, 2018 from $155 million for the three months ended September 30, 2017, due to an Other Property fronting arrangement, which was $26 million of the total increase. The remaining increase in Other Property was driven by favorable rate changes and new opportunities.

Nine months ended September 30, 2018 and 2017

Gross written premiums increased 44% to $876 million for the nine months ended September 30, 2018 from $607 million for the nine months ended September 30, 2017, due to an Other Property fronting arrangement, which was $146 million of the total increase. The remaining increases in Other Property and Property Catastrophe Excess were driven by favorable rate changes and new opportunities. In addition, Agriculture increased by $16 million due to new opportunities.

Global Property net earned insurance and reinsurance premiums

	Three months ended September 30,		Nine months ended September 30,

Global Property (Millions)	2018	2017	2018	2017

Other property	$98.6	$91.0	$295.0	$254.5
Property catastrophe excess	50.9	47.5	135.3	119.2
Agriculture	23.2	23.5	46.0	38.4

Total	$172.7	$162.0	$476.3	$412.1

Three months ended September 30, 2018 and 2017

Net earned insurance and reinsurance premiums increased 7% to $173 million for the three months ended September 30, 2018 from $162 million for the three months ended September 30, 2017. The primary driver was Other Property, which increased $8 million, or 9%, due to favorable rate changes and new opportunities. The Other Property fronting arrangement did not significantly impact Global Property's net earned insurance and reinsurance premiums for either the 2018 or 2017 periods.

Nine months ended September 30, 2018 and 2017

Net earned insurance and reinsurance premiums increased 16% to $476 million for the nine months ended September 30, 2018 from $412 million for the nine months ended September 30, 2017 for all lines of business due to favorable rate changes and new opportunities. The Other Property fronting arrangement did not significantly impact Global Property's net earned insurance and reinsurance premiums for either the 2018 or 2017 periods.

Global A&H

Global A&H consists of Sirius Group's Global A&H insurance and reinsurance underwriting unit along with two MGUs (IMG and Armada).

	Three months ended September 30,		Nine months ended September 30,

Global A&H (Millions)	2018	2017	2018	2017

Gross written premiums	$117.1	$149.6	$375.0	$381.4
Net written premiums	87.9	107.6	286.2	260.1
Net earned insurance and reinsurance premiums	89.6	75.2	258.4	214.1
Loss and allocated LAE	(51.3)	(42.9)	(138.0)	(123.5)
Insurance and reinsurance acquisition expenses	(26.7)	(24.1)	(82.3)	(61.7)

Technical profit	$11.6	$8.2	$38.1	$28.9

Unallocated LAE	(1.7)	(0.7)	(4.3)	(3.8)
Other underwriting expenses	(6.4)	(5.9)	(20.7)	(18.3)

Underwriting income	$3.5	$1.6	$13.1	$6.8

Service fee revenue	29.3	26.0	89.5	40.6
MGU unallocated LAE	(4.7)	-	(9.8)	-
MGU other underwriting expenses	(2.0)	-	(13.9)	-
MGU general and administrative expenses	(13.8)	(17.1)	(37.5)	(28.5)

Underwriting income, including net service fee income	$12.3	$10.5	$41.4	$18.9

Ratios:
Loss ratio(1)	59.2%	58.0%	55.1%	59.5%
Acquisition expense ratio(2)	29.8%	32.0%	31.8%	28.8%
Other underwriting expense ratio(3)	7.1%	7.8%	8.0%	8.5%

Combined ratio(4)	96.1%	97.8%	94.9%	96.8%

(1)The loss ratio is calculated by dividing the sum of loss and allocated LAE and Unallocated LAE expenses by net earned insurance and reinsurance premiums.

(2)The acquisition expense ratio is calculated by dividing insurance and reinsurance acquisition expenses by net earned insurance and reinsurance premiums.

(3)The other underwriting expense ratio is calculated by dividing other underwriting expenses by net earned insurance and reinsurance premiums.

(4)The combined ratio is calculated by combining the loss ratio, the acquisition expense ratio, and the other underwriting expense ratio.

Three months ended September 30, 2018 and 2017

Gross written premiums decreased 22% to $117 million for three months ended September 30, 2018 from $150 million for the three months ended September 30, 2017, due to lower primary insurance writings, for risks primarily originating from the U.S. Net written premiums decreased 19% to $88 million for the three months ended September 30, 2018 from $108 million for the three months ended September 30, 2017 due to lower primary insurance writings.

Global A&H produced a net combined ratio of 96% for the three months ended September 30, 2018 compared to 98% for the three months ended September 30, 2017. The decrease in the net combined ratio was due to net favorable prior year loss reserve development of $3 million (3 points) for the three months ended September 30, 2018 compared to less than $1 million of net unfavorable prior year loss reserve development for the three months ended September 30, 2017. Additionally, net earned insurance and reinsurance premiums increased 20% to $90 million for the three months ended September 30, 2018 from $75 million for the three months ended September 30, 2017.

Underwriting income, including net service fee income, for Global A&H was $12 million for the three months ended September 30, 2018, compared to $11 million for the three months ended September 30, 2017. Starting in 2018, certain operating expenses for the MGUs are reflected in unallocated LAE and other underwriting expense, representing costs associated with the support of the Global A&H underwriting team.

Nine months ended September 30, 2018 and 2017

Gross written premiums decreased 2% to $375 million for nine months ended September 30, 2018 from $381 million for the nine months ended September 30, 2017, due to lower primary insurance writings, for risks primarily originating from the U.S. Net written premiums increased 10% to $286 million for the nine months ended September 30, 2018 from $260 million for the nine months ended September 30, 2017 due to retaining A&H business previously ceded to a subsidiary of IMG, which was acquired by Sirius Group in May 2017.

Global A&H produced a net combined ratio of 95% for the nine months ended September 30, 2018 compared to 97% for the nine months ended September 30, 2017. The decrease in the combined ratio was due to net favorable prior year loss reserve development of $11 million (4 points) for the nine months ended September 30, 2018 compared to $4 million (2 points) of net favorable prior year loss reserve development for the nine months ended September 30, 2017. The increase in the net acquisition expense ratio from the prior period was due to retaining A&H business previously ceded to a subsidiary of IMG, which was acquired by Sirius Group in May 2017, and increased primary insurance writings. Additionally, net earned insurance and reinsurance premiums increased 21% to $258 million for the nine months ended September 30, 2018 from $214 million for the nine months ended September 30, 2017.

Underwriting income, including net service fee income, for Global A&H was $41 million for the nine months ended September 30, 2018 compared to $19 million for the nine months ended September 30, 2017. The increase of $22 million was primarily driven by net service fee income generated by IMG and Armada, which were both acquired during the second quarter of 2017. Starting in 2018, certain operating expenses for the MGUs are reflected in unallocated LAE and other underwriting expense, representing costs associated with the support of the Global A&H underwriting team.

Specialty & Casualty

Specialty & Casualty consists of Sirius Group's insurance and reinsurance underwriting units which, offer specialty & casualty product lines on a worldwide basis.

	Three months ended September 30,		Nine months ended September 30,

Specialty & Casualty (Millions)	2018	2017	2018	2017

Gross written premiums	$76.5	$53.4	$252.9	$184.2
Net written premiums	72.6	48.4	228.3	164.5
Net earned insurance and reinsurance premiums	58.4	45.2	168.3	123.7
Loss and allocated LAE	(34.1)	(34.6)	(87.4)	(74.1)
Insurance and reinsurance acquisition expenses	(16.2)	(12.6)	(44.9)	(30.7)

Technical profit (loss)	$8.1	$(2.0)	$36.0	$18.9

Unallocated LAE	(1.6)	(2.3)	(4.5)	(5.5)
Other underwriting expenses	(8.4)	(4.6)	(24.3)	(13.5)

Underwriting (loss) income	$(1.9)	$(8.9)	$7.2	$(0.1)

Ratios:
Loss ratio(1)	61.1%	81.6%	54.6%	64.3%
Acquisition expense ratio(2)	27.7%	27.9%	26.7%	24.8%
Other underwriting expense ratio(3)	14.4%	10.2%	14.4%	10.9%

Combined ratio(4)	103.2%	119.7%	95.7%	100.0%

(1)The loss ratio is calculated by dividing the sum of loss and allocated LAE and Unallocated LAE expenses by net earned insurance and reinsurance premiums.

(2)The acquisition expense ratio is calculated by dividing insurance and reinsurance acquisition expenses by net earned insurance and reinsurance premiums.

(3)The other underwriting expense ratio is calculated by dividing other underwriting expenses by net earned insurance and reinsurance premiums.

(4)The combined ratio is calculated by combining the loss ratio, the acquisition expense ratio, and the other underwriting expense ratio.

Three months ended September 30, 2018 and 2017

Gross written premiums increased 45% to $77 million for the three months ended September 30, 2018 from $53 million for the three months ended September 30, 2017, due to increases in Casualty ($28 million), Environmental ($4 million) and Surety ($3 million), offset by decreases in Marine ($13 million) and Contingency ($1 million). Net written premiums increased 52% to $73 million for the three months ended September 30, 2018 from $48 million for the three months ended September 30, 2017, due to the same lines of business as the gross written premiums increase. The decrease in Marine was due to the decision not to renew the book written in Sirius International's London office due to underwriting performance.

Specialty & Casualty produced a net combined ratio of 103% for the three months ended September 30, 2018 compared to 120% for the three months ended September 30, 2017. The lower net combined ratio was due to a lower Loss ratio driven by lower catastrophe losses and higher favorable prior year loss reserve development.

Specialty & Casualty recorded an underwriting loss of $2 million for the three months ended September 30, 2018 compared to underwriting loss of $9 million for the three months ended September 30, 2017. Specialty & Casualty had $7 million (12 points) of favorable prior year loss reserve development for the three months ended September 30, 2018, primarily driven by Contingency ($3 million) and Marine ($2 million), compared to $3 million (7 points) of net favorable prior year loss reserve development for the nine months ended September 30, 2017, primarily driven by favorable loss reserve development in Marine ($4 million) and Contingency ($2 million), partially offset by unfavorable loss reserve development in Aviation & Space ($2 million). Catastrophe losses, after applicable reinsurance and reinstatement premiums, were $1 million (2 points), for the three months ended September 30, 2018 compared to $12 million (27 points) for the three months ended September 30, 2017, mainly due to Hurricanes Irma, Maria, and Harvey (primarily in Marine).

Other underwriting expenses increased 60% to $8 million for the three months ended September 30, 2018 from $5 million for the three months ended September 30, 2017. The increase in other underwriting expenses was primarily driven by expenses related to the Surety and Environmental specialty lines, which were newly launched in late 2017.

Nine months ended September 30, 2018 and 2017

Gross written premiums increased 38% to $253 million for the nine months ended September 30, 2018 from $184 million for the nine months ended September 30, 2017, due mainly to new initiatives in Casualty ($74 million), Environmental ($7 million) and Surety ($6 million), offset by decreases in Marine ($21 million) and Aviation & Space ($6 million). Net written premiums increased 38% to $228 million for the nine months ended September 30, 2018 from $165 million for the nine months ended September 30, 2017, due to the same lines of business as the gross written premiums increase. The decrease in Marine was due to the decision not to renew the book written in Sirius International's London office due to underwriting performance.

Specialty & Casualty produced a net combined ratio of 96% for the nine months ended September 30, 2018 compared to 100% for the nine months ended September 30, 2017. The lower net combined ratio was due to a lower Loss ratio driven by lower catastrophe losses and increased favorable prior year loss reserve development, partially offset by a higher other underwriting expense ratio caused by the Surety and Environmental specialty lines, which were newly launched in late 2017.

Specialty & Casualty recorded underwriting income of $7 million for the nine months ended September 30, 2018 compared to an underwriting loss of less than $1 million for the nine months ended September 30, 2017. Specialty & Casualty had $18 million (11 points) of favorable prior year loss reserve development for the nine months ended September 30, 2018, primarily driven by Aviation & Space ($12 million) and Marine ($3 million), compared to $9 million (7 points) of favorable prior year loss reserve development for the nine months ended September 30, 2017, primarily driven by Aviation & Space ($5 million) and Trade Credit ($3 million). Catastrophe losses, after applicable reinsurance and reinstatement premiums, were $1 million (less than 1 point), for the nine months ended September 30, 2018 compared to $12 million (10 points) for the nine months ended September 30, 2017, mainly due to Hurricanes Irma, Maria, and Harvey (primarily in Marine).

Other underwriting expenses increased 71% to $24 million for the nine months ended September 30, 2018 from $14 million for the nine months ended September 30, 2017. The increase in other underwriting expenses was primarily driven by Casualty, as well as the Surety and Environmental lines of business, which were newly launched in late 2017.

Specialty & Casualty gross written premiums

	Three months ended September 30,		Nine months ended September 30,

Specialty & Casualty (Millions)	2018	2017	2018	2017

Casualty	$41.4	$13.3	$96.6	$23.2
Trade Credit	10.7	9.3	57.9	45.4
Aviation & Space	13.5	12.2	45.4	50.9
Marine	1.5	14.6	27.6	48.8
Contingency	2.8	4.0	13.2	15.9
Environmental	3.9	-	6.7	-
Surety	2.7	-	5.5	-

Total	$76.5	$53.4	$252.9	$184.2

Three months ended September 30, 2018 and 2017

Gross written premiums increased 45% to $77 million for the three months ended September 30, 2018 from $53 million for the three months ended September 30, 2017. Increases in gross written premiums were primarily driven by Casualty ($28 million), partially offset by a decrease in Marine ($13 million). Additionally, gross written premiums include amounts related to the Environmental ($4 million) and Surety ($3 million) specialty lines, which were newly launched in late 2017.

Nine months ended September 30, 2018 and 2017

Gross written premiums increased 38% to $253 million for the nine months ended September 30, 2018 from $184 million for the nine months ended September 30, 2017. Increases in gross written premiums were primarily driven by new initiatives in Casualty ($74 million), partially offset by declines in Marine ($21 million) and Aviation & Space ($6 million). Additionally, gross written premiums include amounts related to the Environmental ($7 million) and Surety ($6 million) specialty lines, which were newly launched in late 2017.

Specialty & Casualty net earned insurance and reinsurance premiums

	Three months ended September 30,		Nine months ended September 30,

Specialty & Casualty (Millions)	2018	2017	2018	2017

Casualty	$23.2	$4.6	$50.7	$7.3
Aviation & Space	14.1	12.6	44.2	42.1
Trade Credit	11.7	9.5	32.3	25.1
Marine	4.0	14.3	27.0	36.8
Contingency	3.1	4.2	11.3	12.4
Surety	1.9	-	2.3	-
Environmental	0.4	-	0.5	-

Total	$58.4	$45.2	$168.3	$123.7

Three months ended September 30, 2018 and 2017:

Net earned insurance and reinsurance premiums increased 29% to $58 million for the three months ended September 30, 2018 from $45 million for the three months ended September 30, 2017. Casualty ($18 million) was the main driver for the increase from the prior period.

Nine months ended September 30, 2018 and 2017:

Net earned insurance and reinsurance premiums increased 35% to $168 million for the nine months ended September 30, 2018 from $124 million for the nine months ended September 30, 2017. Casualty ($44 million) and Trade Credit ($7 million) were the main drivers of the increase from the prior period.

Runoff & Other

Runoff & Other consists of business related to asbestos and environmental risks and other latent liability exposures, in addition to results from Sirius Global Solutions, which specializes in the acquisition and management of runoff liabilities for insurance and reinsurance companies both in the U.S. and internationally.

	Three months ended September 30,		Nine months ended September 30,

Runoff & Other (Millions)	2018	2017	2018	2017

Gross written premiums	$0.7	$(0.9)	$14.6	$(5.8)
Net written premiums	0.3	0.2	11.8	(0.7)
Net earned insurance and reinsurance premiums	0.4	0.4	11.5	0.7
Loss and allocated LAE	10.2	1.7	12.3	(16.8)
Insurance and reinsurance acquisition expenses	(0.1)	2.0	(2.3)	4.3

Technical profit (loss)	$10.5	$4.1	$21.5	$(11.8)

Unallocated LAE	(0.7)	(0.8)	(1.6)	(2.6)
Other underwriting expenses	(1.4)	(0.5)	(5.2)	(3.2)

Underwriting income (loss)	$8.4	$2.8	$14.7	$(17.6)

Service fee revenue	-	-	-	-
General and administrative expenses	(0.8)	(1.1)	(2.9)	(4.1)

Underwriting income (loss), net of service fee income	$7.6	$1.7	$11.8	$(21.7)

Three months ended September 30, 2018 and 2017

Runoff & Other recorded $11 million of net favorable prior year loss reserve development for the three months ended September 30, 2018 compared to $1 million of net favorable prior year loss reserve development for the prior period. The net unfavorable prior year loss reserve development for three months ended September 30, 2018 was due to a reduction in runoff Casualty reserves.

Nine months ended September 30, 2018 and 2017

Runoff & Other recorded $15 million of gross written premiums for the nine months ended September 30, 2018 compared to $(6) million of gross written premiums for the nine months ended September 30, 2017. Gross written premiums for the nine months ended September 30, 2018 related primarily to premiums from an assumed loss portfolio transfer and quota share with Florida Specialty Insurance Company ("Florida Specialty"). The negative gross written premiums for the nine months ended September 30, 2017 related to the cancellation of Mount Beacon Insurance Company's ("Mount Beacon") inforce business per a consent order approved by the Florida Office of Insurance Regulation. This cancellation did not impact net earned insurance and reinsurance premiums.

Runoff & Other recorded $23 million of net favorable prior year loss reserve development for the nine months ended September 30, 2018 compared to $19 million of net unfavorable prior year loss reserve development for the prior period. For the nine months ended September 30, 2018, the net favorable prior year loss reserve development for Runoff & Other included reductions in World Trade Center claims in response to revised information received by the Company and runoff Casualty reserves. For the nine months ended September 30, 2017, the Company increased its asbestos reserves by $59 million, which were offset by reductions of other runoff claims reserves of $40 million. The 2017 asbestos incurred losses were primarily a result of an in-depth analysis of Sirius Group's loss reserves in 2017. The asbestos study was initiated in response to increased estimates of industry asbestos losses promulgated by leading financial analysts. External asbestos experts were engaged by Sirius Group to assist with the actuarial and claims review of asbestos exposures within Sirius Group. Management booked the highest central estimate of the internal and external indications resulting from the in-depth study.

Reinsurance Protection

The following tables display Sirius Group's underwriting ratios prior to cessions to reinsurers ("Gross"), cessions to reinsurers ("Ceded") and after cessions to reinsurers ("Net") basis.

Three months ended September 30, 2018 and 2017

	Three months ended September 30, 2018
	Global Property	Global A&H	Specialty & Casualty	Total

Gross ratios:
Loss ratio	74.2%	66.7%	53.0%	68.8%
Acquisition expense ratio	20.6%	28.0%	25.9%	20.1%
Other underwriting expense ratio	7.1%	5.4%	12.9%	8.3%

Gross Combined ratio	101.9%	100.1%	91.8%	97.1%

Ceded ratios:
Loss ratio	8.1%	89.6%	-25.7%	32.9%
Acquisition expense ratio	28.0%	22.4%	8.5%	24.8%

Ceded Combined ratio	36.1%	112.0%	-17.2%	57.7%

Net ratios:
Loss ratio	102.2%	59.2%	61.1%	81.1%
Acquisition expense ratio	17.4%	29.8%	27.7%	18.4%
Other underwriting expense ratio	10.1%	7.1%	14.4%	11.1%

Net Combined ratio	129.7%	96.1%	103.2%	110.6%

	Three months ended September 30, 2017
	Global Property	Global A&H	Specialty & Casualty	Total

Gross ratios:
Loss ratio	156.8%	64.5%	118.5%	127.5%
Acquisition expense ratio	20.8%	33.7%	24.4%	25.6%
Other underwriting expense ratio	8.7%	7.1%	8.8%	8.6%

Gross Combined ratio	186.3%	105.3%	151.7%	161.6%

Ceded ratios:
Loss ratio	65.8%	123.4%	309.8%	107.5%
Acquisition expense ratio	19.6%	47.3%	6.3%	18.6%

Ceded Combined ratio	85.4%	170.7%	316.1%	126.1%

Net ratios:
Loss ratio	180.0%	58.0%	81.6%	131.3%
Acquisition expense ratio	21.1%	32.0%	27.9%	17.5%
Other underwriting expense ratio	10.9%	7.8%	10.2%	10.1%

Net Combined ratio	212.0%	97.8%	119.7%	158.9%

Sirius Group's net combined ratio was 14 points higher than the gross combined ratio for the three months ended September 30, 2018, and was 3 points lower than the gross combined ratio for the three months ended September 30, 2017. For the third quarter of 2018, the net combined ratio was higher than the gross combined ratio due primarily to the costs of retrocessional protections with limited ceded loss recoveries. For the third quarter of 2017, the net combined ratio was lower due to ceded loss recoveries in Marine, which was partially offset by the costs of property retrocessional protections with limited ceded loss recoveries.

Nine months ended September 30, 2018 and 2017:

	Nine months ended September 30, 2018
	Global Property	Global A&H	Specialty & Casualty	Total

Gross ratios:
Loss ratio	56.8%	58.3%	50.5%	56.3%
Acquisition expense ratio	22.7%	29.2%	24.8%	22.0%
Other underwriting expense ratio	7.5%	6.1%	12.8%	9.4%

Gross Combined ratio	87.0%	93.6%	88.1%	87.7%

Ceded ratios:
Loss ratio	35.5%	68.5%	18.0%	44.9%
Acquisition expense ratio	29.0%	21.0%	9.3%	25.6%

Ceded Combined ratio	64.5%	89.5%	27.3%	70.5%

Net ratios:
Loss ratio	67.1%	55.1%	54.6%	60.4%
Acquisition expense ratio	19.6%	31.8%	26.7%	20.7%
Other underwriting expense ratio	11.1%	8.0%	14.4%	12.8%

Net Combined ratio	97.8%	94.9%	95.7%	93.9%

	Nine months ended September 30, 2017
	Global Property	Global A&H	Specialty & Casualty	Total

Gross ratios:
Loss ratio	84.3%	60.6%	82.8%	79.8%
Acquisition expense ratio	20.4%	29.3%	22.9%	23.3%
Other underwriting expense ratio	9.9%	6.1%	9.3%	8.8%

Gross Combined ratio	114.6%	96.0%	115.0%	111.9%

Ceded ratios:
Loss ratio	35.7%	63.3%	176.8%	67.9%
Acquisition expense ratio	22.0%	30.5%	13.1%	25.4%

Ceded Combined ratio	57.7%	93.8%	189.9%	93.3%

Net ratios:
Loss ratio	97.1%	59.5%	64.3%	83.5%
Acquisition expense ratio	19.9%	28.8%	24.8%	19.1%
Other underwriting expense ratio	12.5%	8.5%	10.9%	11.5%

Net Combined ratio	129.5%	96.8%	100.0%	114.1%

Sirius Group's net combined ratio was 6 points higher than the gross combined ratio for the nine months ended September 30, 2018, and was 2 points higher than the gross combined ratio for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, the net combined ratio was higher than the gross combined ratio due to the costs of retrocessional protections with limited ceded loss recoveries. An Other Property fronting arrangement, which records offsetting gross and ceded loss and commission results, less a margin to Sirius Group, also impacted the gross and ceded loss and commission ratios for the nine months ended September 30, 2018. For the nine months ended September 30, 2017, the net combined ratio was higher than the gross combined ratio due to the costs of property retrocessional protections with limited ceded loss recoveries which was partially offset by ceded loss recoveries in Marine and Trade Credit.

Liquidity and Capital Resources

Liquidity is a measure of a company's ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations. Sirius Group's insurance and reinsurance operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. Sirius Group manages its liquidity needs primarily through the maintenance of a short duration and high quality fixed income portfolio.

Dividend Capacity

Sirius Bermuda has the ability to declare or pay dividends or make capital distributions during any 12-month period without the prior approval of Bermuda regulatory authorities on the condition that any such declaration or payment of dividends or capital distributions does not cause a breach of any of its regulatory solvency and liquidity requirements. During 2018, Sirius Bermuda has the ability to pay dividends or make capital distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of $637 million, which is equal to 25% of its December 31, 2017 regulatory capital available for distribution. The amount of dividends available to be paid by Sirius Bermuda in any given year is also subject to cash flow and earnings generated by Sirius Bermuda's business, as well as to dividends received from its subsidiaries, including Sirius International.

Sirius International has the ability to pay dividends to Sirius Bermuda subject to the availability of unrestricted equity, calculated in accordance with the Swedish Act on Annual Accounts in Insurance Companies and the Financial Supervising Authority. Unrestricted equity is calculated on a consolidated group account basis and on a parent account basis. Differences between the two include, but are not limited to, accounting for goodwill, subsidiaries (with parent accounts stated at original foreign exchange rates), taxes and pensions. Sirius International's ability to pay dividends is limited to the "lower of" unrestricted equity as calculated within the group and parent accounts. As of December 31, 2017, Sirius International had $392 million (based on the December 31, 2017 SEK to USD exchange rate) of unrestricted equity on a parent account basis (the lower of the two approaches) available to pay dividends in 2018. The amount of dividends available to be paid by Sirius International in any given year is also subject to cash flow and earnings generated by Sirius International's business, the maintenance of adequate solvency capital ratios for Sirius International and the consolidated Sirius International UK Holdings Ltd. group, as well as dividends received from its subsidiaries, including Sirius America. Earnings generated by Sirius International's business that are allocated to the Safety Reserve are not available to pay dividends (see "Safety Reserve" below). For the nine months ended September 30, 2018, Sirius International did not declare any dividends. For the nine months ended September 30, 2018, Sirius International paid $10 million of dividends that were declared but not paid during 2017 to its immediate parent.

In the normal course of business, Sirius America has the ability to pay dividends up to its immediate parent during any twelve-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. As of June 30, 2018, Sirius America had $530 million of statutory surplus and $139 million of earned surplus. For the nine months ended September 30, 2018, Sirius America did not pay any dividends to its immediate parent.

For the nine months ended September 30, 2018, Sirius Group did not pay any dividends to its parent. As of September 30, 2018, Sirius Group had $36 million of net unrestricted cash, short-term investments, and fixed maturity investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries.

Capital Maintenance

There is a capital maintenance agreement between Sirius International and Sirius America, which obligates Sirius International to make contributions to Sirius America's surplus in order for Sirius America to maintain surplus equal to at least 125% of the company action level risk-based capital as defined in the National Association of Insurance Commissioners' Property/Casualty Risk-Based Capital Report. The agreement provides for a maximum contribution to Sirius America of $200 million. During 2018, Sirius International did not make any contributions to the surplus of Sirius America. In 2017, Sirius International provided Sirius America with an accident year stop-loss cover, with an attachment point in excess of 83% and a limit of $27 million. This accident year stop-loss reinsurance was not renewed in 2018. In addition, at November 1, 2016, Sirius America and Sirius International entered into a quota share agreement whereby Sirius America ceded Sirius International 75% of its reinsurance business on an accident year basis. This quota share agreement was in force through March 31, 2018. For the nine months ended September 30, 2018 and 2017, Sirius America ceded $9 million and $98 million, respectively, of premiums earned to Sirius International under this quota share agreement. In the third quarter of 2018, Sirius America entered into a commutation agreement with Sirius International and commuted all outstanding balances related to the accident year stop-loss and the 75% quota share.

Safety Reserve

Subject to certain limitations under Swedish law, Sirius International is permitted to transfer pre-tax income amounts into an untaxed reserve referred to as a "Safety Reserve." As of September 31, 2018, Sirius International's Safety Reserve amounted to SEK 10.7 billion, or $1.2 billion (based on the September 30, 2018 SEK to USD exchange rate). Under GAAP, an amount equal to the Safety Reserve, net of a related deferred tax liability established at the Swedish tax rate, is classified as shareholder's equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities apply no taxes to the Safety Reserve when calculating solvency capital under Swedish insurance regulations.

Pursuant to new tax legislation enacted in Sweden in June 2018, the tax rate applicable to Swedish corporations will be reduced from 22.0% to 21.4% starting in 2019, and then to 20.6% starting in 2020. Accordingly, for the nine months ended September 30, 2018, the deferred tax liability on Sirius International's Safety Reserve decreased to $262 million. The enacted legislation also included a new provision treating an amount equal to 6% of the Safety Reserve balance as of January 1, 2021, as taxable income subject to tax at the applicable 20.6% rate. Based on this new provision, Sirius International recorded an additional deferred tax liability in the amount of $15 million as of September 30, 2018.

Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International's Safety Reserve ($262 million as of September 30, 2018) is included in solvency capital. Access to the Safety Reserve is restricted to coverage of insurance and reinsurance losses and to coverage of a breach of the Solvency Capital Requirement. Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.2 billion balance of the Safety Reserve, without any provision for deferred taxes, in Sirius International's regulatory capital when assessing Sirius International and Sirius Group's financial strength. Subject to certain limitations under Swedish law, Sirius International is permitted to transfer certain portions of its pre-tax income to its Swedish parent companies to minimize taxes (referred to as a group contribution). During 2018, Sirius International did not transfer any of its 2017 pre-tax income via group contributions to its Swedish parent companies.

Insurance Float

Insurance float is an important aspect of Sirius Group's insurance and reinsurance operations. Insurance float represents funds that an insurance or reinsurance company holds for a limited time. In an insurance or reinsurance operation, float arises because premiums are collected before losses are paid. This interval can extend over many years. During that time, the insurer or reinsurer invests the funds. When the premiums that an insurer or reinsurer collects do not cover the losses and expenses it eventually must pay, the result is an underwriting loss, which can be considered as the cost of insurance float.

Insurance float can increase in a number of ways, including through acquisitions of insurance and reinsurance operations, organic growth in existing insurance and reinsurance operations and recognition of losses that do not immediately cause a corresponding reduction in investment assets. Conversely, insurance float can decrease in a number of other ways, including sales of insurance and reinsurance operations, shrinking or runoff of existing insurance and reinsurance operations, the acquisition of operations that do not have substantial investment assets (e.g., an agency) and the recognition of gains that do not cause a corresponding increase in investment assets. It is Sirius Group's intention to generate low-cost float over time through a combination of acquisitions and organic growth in its existing insurance and reinsurance operations.

Certain operational leverage metrics can be measured with ratios that are calculated using insurance float. There are many activities that do not change the amount of insurance float at an insurance or reinsurance company but can have a significant impact on Sirius Group's operational leverage metrics. For example, investment gains and losses, foreign currency translation gains and losses, debt issuances and repurchases/repayments, common and preferred share issuances and repurchases and dividends paid to shareholders are all activities that do not change insurance float but can meaningfully impact operational leverage metrics that are calculated using insurance float.

The following table illustrates Sirius Group's consolidated insurance float position as of September 30, 2018 and December 31, 2017:

(Millions)	September 30, 2018		December 31, 2017

Loss and LAE reserves	$1,891.0		$1,898.5
Unearned insurance and reinsurance premiums	766.9		506.8
Ceded reinsurance payable	239.2		139.1
Funds held under reinsurance treaties	105.4		73.4
Deferred tax liability on safety reserve	262.1		286.6

Float liabilities	3,264.6		2,904.4
Cash	106.5		215.8
Reinsurance recoverable on paid and unpaid losses	378.8		337.2
Insurance and reinsurance premiums receivable	762.5		543.6
Funds held by ceding companies	180.0		153.2
Deferred acquisition costs	152.8		120.9
Ceded unearned insurance and reinsurance premiums	191.2		106.6

Float assets	1,771.8		1,477.3

Insurance float	$1,492.8		$1,427.1

Insurance float as a multiple of total capital(1)	0.5	x	0.5	x
Insurance float as a multiple of Sirius Group shareholder's equity	0.8	x	0.7	x

(1)See calculation of total capital below in the "Financing" table.

Financing

Management believes that Sirius Group has the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, Sirius Group can provide no assurance that, if needed, it would be able to obtain additional debt or equity financing on satisfactory terms, if at all.

The following table summarizes Sirius Group's capital structure as of September 30, 2018 and December 31, 2017:

(Millions)	September 30, 2018	December 31, 2017

2017 SEK Subordinated Notes	$304.6	$330.7
2016 SIG Senior Notes	393.1	392.5

Total debt	697.7	723.2
Sirius Group Series A redeemable preference shares	108.8	106.1
Common shareholder's equity	1,973.0	1,917.0

Total capital	$2,779.5	$2,746.3

Total debt to total capital	25%	26%
Total debt, Sirius Group Series A redeemable preference shares to total capital	29%	30%

2017 SEK Subordinated Notes

On September 22, 2017, Sirius Group issued floating rate callable subordinated notes denominated in Swedish kronor ("SEK") in the amount of SEK 2,750 million (or $346 million on date of issuance) at a 100% issue price ("2017 SEK Subordinated Notes"). The 2017 SEK Subordinated Notes were issued in an offering that was exempt from the registration requirements of the Securities Act of 1933 (the "Securities Act"). The 2017 SEK Subordinated Notes bear interest on their principal amount at a floating rate equal to the applicable Stockholm Interbank Offered Rate ("STIBOR") for the relevant interest period plus an applicable margin, payable quarterly in arrears on March 22, June 22, September 22, and December 22 in each year commencing on December 22, 2017, until maturity in September 2047.

Sirius Group incurred $5 million in expenses related to the issuance of the 2017 SEK Subordinated Notes (including SEK 28 million, or $4 million, in underwriting fees), which have been deferred and are being recognized into interest expense over the life of the 2017 SEK Subordinated Notes.

A portion of the proceeds were used to fully redeem the outstanding $250 million Sirius International Group, Ltd. Preference Shares ("SIG Preference Shares"), see "Note 12. Common shareholder's equity, mezzanine equity, and non-controlling interests" in the Notes to Consolidated Financial Statements included within "Part I, Item 1. Financial Statements." with respect to the SIG Preference Shares redemption. Taking into effect the amortization of all underwriting and issuance expenses, and applicable STIBOR, the 2017 SEK Subordinated Notes yield an effective rate of approximately 3.5% per annum. Sirius Group recorded $9 million and less than $1 million of interest expense, inclusive of amortization of issuance costs, on the 2017 SEK Subordinated Notes for the nine months ended September 30, 2018 and 2017, respectively.

2016 SIG Senior Notes

On November 1, 2016, Sirius Group issued $400 million face value of senior unsecured notes ("2016 SIG Senior Notes") at an issue price of 99.209% for net proceeds of $392 million after taking into effect both deferrable and non-deferrable issuance costs. The 2016 SIG Senior Notes were issued in an offering that was exempt from the registration requirements of the Securities Act. The 2016 SIG Senior Notes bear an annual interest rate of 4.6%, payable semi-annually in arrears on May 1, and November 1, in each year commencing on May 1, 2017, until maturity in November 2026.

Sirius Group incurred $5 million in expenses related to the issuance of the 2016 SIG Senior Notes (including $3 million in underwriting fees), which have been deferred and are being recognized into interest expense over the life of the 2016 SIG Senior Notes.

Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the 2016 SIG Senior Notes yield an effective rate of approximately 4.7% per annum. Sirius Group recorded $14 million of interest expense, inclusive of amortization of issuance costs on the 2016 SIG Senior Notes, for both nine month periods ended September 30, 2018 and 2017.

Sirius Group Series A Redeemable Preference Shares

In May 2017, Sirius Group issued Series A redeemable preference shares, with 150,000 shares authorized and 100,000 issued at the issuance date, with liquidation preference of $1,000 per preference share. The Sirius Group Series A redeemable preference shares participate in dividends on an as-converted basis with common shares. In connection with the Merger, the Company, IMGAH and Sirius Acquisitions Holding Company II completed the transactions contemplated by its previously announced Redemption Agreement and the Company redeemed all of the outstanding Series A redeemable preference shares, which were held by IMGAH, for $95 million in cash.

Standby letter of credit facilities

On November 8, 2017, Sirius International entered into four standby letter of credit facility agreements totaling $215 million to provide capital support for Lloyd's Syndicate 1945. The first letter of credit is a renewal of a $125 million facility with Nordea Bank Finland plc, $100 million of which is issued on an unsecured basis. The second letter of credit is a $25 million secured facility with Lloyd's Bank plc. Lloyd's Bank plc had previously participated in this program but in a different capacity. The third letter of credit agreement is a $30 million unsecured facility with Barclays Bank plc. The fourth letter of credit agreement is a $35 million facility with DNB Bank ASA London Branch, $25 million of which is issued on an unsecured basis. Each facility is renewable annually. The above referenced facilities are subject to various affirmative, negative and financial covenants that the Company considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards.

Sirius International has other secured letter of credit and trust arrangements with various financial institutions to support its insurance operations. As of September 30, 2018 and December 31, 2017, these secured letter of credit and trust arrangements were collateralized by pledged assets and assets in trust of SEK 2.3 billion and SEK 2.1 billion, or $255 million and $261 million (based on the September 30, 2018 and December 31, 2017 SEK to USD exchange rates). As of September 30, 2018 and December 31, 2017, Sirius America's trust arrangements were collateralized by pledged assets and assets in trust of $56 million and $56 million, respectively. As of September 30, 2018 and December 31, 2017, Sirius Bermuda's trust arrangements were collateralized by pledged assets and assets in trust of $196 million and $123 million, respectively.

Revolving credit facility

In February 2018, Sirius Group, through its indirectly wholly-owned subsidiary Sirius International Group, Ltd., entered into a three-year, $300 million senior unsecured revolving credit facility (the "Facility"). The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements and retrocessional agreements. The Facility is subject to various affirmative, negative and financial covenants that Sirius Group considers to be customary for such borrowings, including certain minimum net worth, maximum debt to capitalization and financial strength rating standards. As of September 30, 2018, there were no outstanding borrowings under the Facility.

Debt and standby letter of credit facility covenants

As of September 30, 2018, Sirius Group was in compliance with all of the covenants under the 2017 SEK Subordinated Notes, the 2016 SIG Senior Notes, the Nordea facility, the Lloyd's Bank facility, the Barclays Bank facility, the DNB Bank ASA London Branch facility, and the Revolving credit facility.

Off Balance Sheet Arrangements

Sirius Group is not party to any off-balance sheet transaction, agreement or other contractual arrangement as defined by Item 303(a)(4) of Regulation S-K to which an entity unconsolidated with Sirius Group is a party that management believes is reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that Sirius Group believes is material to investors.

Contractual Obligations and Commitments

In the normal course of business, we are party to a variety of contractual obligations, summarized as of December 31, 2017 in our Registration Statement on Form S-4 (File No. 333-226620), which was declared effective by the SEC on October 12, 2018 (our "Form S-4"). We consider these contractual obligations when assessing our liquidity requirements. During the nine months ended September 30, 2018, other than as disclosed in "Note 5. Reserves for unpaid losses and adjustment expenses" in the Notes to Consolidated Financial Statements included within "Part I, Item 1. Financial Statements." with respect to a decrease in our reserve for loss and LAE reserves, and "Note 9. Debt and standby letters of credit facilities" in the Notes to Consolidated Financial Statements included within "Part I, Item 1. Financial Statements." with respect to our long term debt obligations, there were no other material changes in our contractual obligations as disclosed in the table of contractual obligations, and related footnotes, included in our Form S-4 as of December 31, 2017.

Cash Flows

Sirius Group primarily derives cash from the net inflow of premiums less claim payments related to underwriting activities and from net investment income. The insurance and reinsurance business inherently provides liquidity, as premiums are received in advance of the time claims are paid. However, the amount of cash required to fund claim payments can fluctuate significantly from period to period, due to the low frequency and high severity nature of certain types of business we write. Sirius Group's remaining cash flows are generally reinvested in our investment portfolio.

The following table summarizes our consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
(Millions)	2018	2017

Net cash provided from (used for)
Operations(1)	$107.3	$(35.0)
Investing activities	(208.0)	(300.0)
Financing activities	1.4	334.4
Effect of exchange rate changes on cash	(9.8)	9.2

(Decrease) increase in cash during year	$(109.1)	$8.6

(1)Refer to Consolidated Statements of Cash Flows included in Sirius Group's Unaudited Consolidated Financial Statements included in "Part I, Item 1. Financial Statements."

Cash flows from operations for the nine months ended September 30, 2018 and 2017

Net cash provided from (used for) operations was $107 million and $(35) million for the nine months ended September 30, 2018 and 2017, respectively. Cash flows from operations increased $142 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to higher amounts of net premiums collected and no retention bonus payments related to the CMIG International acquisition, partially offset by higher net paid losses and acquisition expenses.

Long-term compensation items affecting cash flows from operations

During the nine months ended September 30, 2018 and 2017, Sirius Group made long-term incentive payments totaling $6 million and $16 million, respectively.

During the nine months ended September 30, 2017, Sirius Group made retention bonus payments totaling $16 million to management and employees as a result of our acquisition by CMIG International. The retention bonus payment was reimbursed by White Mountains to Sirius Group as stipulated in the stock purchase agreement between CMIG International and White Mountains. There were no retention bonus payments made during the nine months ended September 30, 2018 relating to the CMIG acquisition.

Cash flows from investing and financing activities for the nine months ended September 30, 2018 and 2017

Cash flows (used for) investing activities were $(208) million and $(300) million for the nine months ended September 30, 2018 and 2017, respectively. Cash flows (used for) investing decreased $92 million as result of Sirius Group's reduction in fixed maturity duration securities to better position the portfolio for a rising interest rate environment.

Cash flows provided from financing activities were $1 million and $334 million for the nine months ended September 30, 2018 and 2017, respectively. Cash flows provided from financing decreased $333 million primarily as result of the 2017 SEK Subordinated Notes issuance that occurred in September 2017.

Financing and other capital activities

During the nine months ended September 30, 2018, Sirius Group paid $9 million of interest on the 2016 SIG Senior Notes and $9 million of interest on the 2017 SEK Subordinated Notes.

During the nine months ended September 30, 2018, as stipulated in the stock purchase agreement between CMIG International and White Mountains, White Mountains paid Sirius Group $1 million for certain long-term incentive payments that Sirius Group paid to its employees.

During the nine months ended September 30, 2017, Sirius Group paid $14 million of dividends on the SIG Preference Shares, $9 million of interest on the 2016 SIG Senior Notes, and $1 million of interest on the Old Lyme Note that was originally issued as part of the acquisition of the runoff loss reserve portfolio of Old Lyme Insurance Company Ltd. in 2011.

During the nine months ended September 30, 2017, as stipulated in the stock purchase agreement between CMIG International and White Mountains, White Mountains paid Sirius Group $3 million for certain long-term incentive payments that Sirius Group paid to its employees.

On April 25, 2017, Sirius Group made a payment of $4 million to retire the Old Lyme Note that was originally issued as part of the acquisition of the runoff loss reserve portfolio of Old Lyme Insurance Company Ltd. in 2011.

On September 22, 2017, Sirius Group issued SEK 2,750 million (or $346 million on date of issuance) of 2017 SEK Subordinated Notes at a 100% issue price. Net proceeds were $341 million, after taking into effect issuance costs.

Acquisitions and dispositions

On April 3, 2017, Sirius Group purchased 100% of Armada and its subsidiaries. Included in the total consideration was $123 million of cash.

On May 26, 2017, Sirius Group purchased 100% ownership of IMG and its subsidiaries. Included in the total consideration was $251 million of cash.

See "Note 3. "Significant Transactions" in Sirius Group's Unaudited Consolidated Financial Statements included in "Part I, Item 1. Financial Statements."

Summary of Critical Accounting Estimates

Our Consolidated Financial Statements include certain amounts that are inherently uncertain and judgmental in nature. As a result, we are required to make assumptions and best estimates in order to determine the reported values. We consider an accounting estimate to be critical if: (1) it requires that significant assumptions be made in order to deal with uncertainties and (2) changes in the estimate could have a material impact on our results of operations, financial condition or liquidity.

As disclosed in our Form S-4, we believe that the material items requiring such subjective and complex estimates are our:

Loss and LAE Reserves
Fair Value Measurements
Goodwill and Intangible Assets
Premiums
Earnout Obligations
Income Taxes

There have been no material changes to the Company's critical accounting estimates as disclosed in our Form S-4 for the nine months ended September 30, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sirius Group's consolidated balance sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risk. The term "market risk" refers to the risk of loss arising from adverse changes in interest rates, credit spreads, equity markets prices and other relevant market rates and prices. Due to Sirius Group's sizable investment portfolio, market risk can have a significant effect on Sirius Group's consolidated financial position.

There were no material changes to these market risks for the nine months ended September 30, 2018. Refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations of Sirius Group" section of our Form S-4.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations and related forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, Sirius Group's management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Sirius Group's disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Exchange Act to be recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Sirius Group's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Sirius Group, and the insurance and reinsurance industry in general, are routinely subject to claims-related litigation and arbitration in the normal course of business, as well as litigation and arbitration that do not arise from, or are not directly related to, claims activity. Sirius Group estimates of the costs of settling matters routinely encountered in claims activity are reflected in the reserves for unpaid loss and LAE.

We are not a party to any material legal proceedings arising outside the ordinary course of business.

ITEM 1A. RISK FACTORS

We face a variety of risks that are inherent in our business and our industry, including operational, industry and regulatory risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. As of the date of this report, there have been no material changes to the risk factors disclosed in our Form S-4.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger, dated as of June 23, 2018, by and among Sirius International Insurance Group, Ltd., Easterly Acquisition Corp. and Sirius Acquisitions Holding Company III (incorporated by reference to Annex A to the Registration Statement on Form S-4 filed by Sirius International Insurance Group, Ltd. on October 11, 2018).*
2.2
First Amendment to the Agreement and Plan of Merger and Sponsor Letter, dated as of August 29, 2018, by and among Sirius International Insurance Group, Ltd., Easterly Acquisition Corp., Sirius Acquisitions Holding Company III, CM Bermuda Ltd. and Easterly Acquisition Sponsor, LLC (incorporated by reference to Annex C to the Registration Statement on Form S-4 filed by Sirius International Insurance Group, Ltd. on October 11, 2018).
3.1
Memorandum of Association of Sirius International Insurance Group, Ltd. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed by Sirius International Insurance Group, Ltd. on October 11, 2018).
3.2
Bye-Laws of Sirius International Insurance Group, Ltd. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Sirius International Insurance Group, Ltd. on November 6, 2018).
3.3
Certificate of Designation of Series B Preference Shares of Sirius International Insurance Group, Ltd. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Sirius International Insurance Group, Ltd. on November 6, 2018).
4.1
Warrant Agreement, dated July 29, 2015, between Continental Stock Transfer & Trust Company and Easterly Acquisition Corp. (including form of public warrant certificate) (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed by Sirius International Insurance Group, Ltd. on August 6, 2018).
4.2
Form of Assignment, Assumption and Amendment Agreement to Warrant Agreement among Easterly Acquisition Corp., Sirius International Insurance Group, Ltd. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Sirius International Insurance Group, Ltd. on November 6, 2018).
10.1
Shareholders Agreement, dated as of November 5, 2018, by and among Sirius International Insurance Group, Ltd., CM Bermuda Ltd. and the shareholders named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sirius International Insurance Group, Ltd. on November 6, 2018).
10.2
Registration Rights Agreement, dated as of November 5, 2018, by and among Sirius International Insurance Group, Ltd., CM Bermuda Ltd. and Easterly Acquisition Corp. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Sirius International Insurance Group, Ltd. on November 6, 2018).
10.3
Redemption Agreement, dated as of November 2, 2018, by and between Sirius International Insurance Group, Ltd. and CM Bermuda Ltd. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Sirius International Insurance Group, Ltd. on November 6, 2018).
10.4
Redemption Agreement, dated as of July 14, 2018, by and between Sirius International Insurance Group, Ltd. and IMG Acquisition Holdings, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Sirius International Insurance Group, Ltd. on November 6, 2018).

10.5	Form of Subscription Agreement among Sirius International Insurance Group, Ltd. and the investors named therein (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 filed by Sirius International Insurance Group, Ltd. on September 10, 2018).
10.6
Promissory Note, dated as of June 23, 2016, made by Easterly Acquisition Corp. in favor of Sirius International Insurance Group, Ltd. (incorporated by reference to Annex D to the Registration Statement on Form S-4 filed by Sirius International Insurance Group, Ltd. on October 11, 2018).
10.7
Letter Agreement, dated as of June 23, 2018, among Easterly Acquisition Corp., Easterly Acquisition Sponsor, LLC and Sirius International Insurance Group, Ltd. (incorporated by reference to Annex B to the Registration Statement on Form S-4 filed by Sirius International Insurance Group, Ltd. on October 11, 2018).
10.8
Form of Lock-up Agreement among CM Bermuda Ltd., Easterly Acquisition Sponsor, LLC and Sirius International Insurance Group, Ltd. (incorporated by reference to Annex F to the Registration Statement on Form S-4 filed by Sirius International Insurance Group, Ltd. on October 11, 2018).
10.9
Form of Subscription Agreement among Sirius International Insurance Group, Ltd. and the investors named therein (incorporated by reference to Exhibit 10.2 to the Form S-4/A filed by the Company on September 10, 2018).
10.10	Form of Sirius Group Private Placement Warrant (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed by Sirius International Insurance Group, Ltd. on November 6, 2018).
10.11
Indenture, dated November 1, 2016, by and between Sirius International Group, Ltd. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 filed by Sirius International Insurance Group, Ltd. on September 10, 2018).
10.11.1
First Supplemental Indenture, dated November 1, 2016, by and between Sirius International Group, Ltd. and The Bank of New York Mellon, as Trustee, including form of 4.600% Senior Notes due 2026 (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 filed by Sirius International Insurance Group, Ltd. on September 10, 2018).
10.12
Subordinated Indenture, dated September 22, 2017, by and among Sirius International Group, Ltd., The Bank of New York Mellon, as Trustee, and The Bank of New York Mellon London Branch, as Paying Agent, including form of Floating Rate Callable Subordinated Notes due 2047 (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 filed by Sirius International Insurance Group, Ltd. on September 10, 2018).
10.13
Credit Agreement, dated as of February 8, 2018, by and among Sirius International Insurance Group, Ltd., as Parent, Sirius International Group, Ltd., as Borrower, certain subsidiaries of the Borrower from time to time party thereto, certain lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 filed by Sirius International Insurance Group, Ltd. on September 10, 2018).
10.13.1
First Amendment to the Credit Agreement, dated as of July 30, 2018, by and among Sirius International Insurance Group, Ltd., Sirius International Group, Ltd., certain subsidiaries of the Borrower party thereto, certain lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 filed by Sirius International Insurance Group, Ltd. on September 10, 2018).
10.14
Sirius International Insurance Group, Ltd. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 filed by Sirius International Insurance Group, Ltd. on August 6, 2018).

10.14.1	Sirius International Insurance Group, Ltd. 2018 Omnibus Incentive Plan – Tandem Award Notice
10.15
Amended and Restated Sirius Group Long Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 filed by Sirius International Insurance Group, Ltd. on August 6, 2018).
10.15.1
First Amendment to the Sirius Group Long Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 filed by Sirius International Insurance Group, Ltd. on August 6, 2018).
10.15.2
Second Amendment to the Sirius Group Long Term Incentive Plan (incorporated by reference to Exhibit 10.7.2 to the Registration Statement on Form S-4 filed by Sirius International Insurance Group, Ltd. on September 10, 2018).
10.16
Sirius Group Severance and Change in Control Plan (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 filed by Sirius International Insurance Group, Ltd. on September 10, 2018).
10.17
Sirius International Insurance Group, Ltd. Employee Share Purchase Plan (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by Sirius International Insurance Group, Ltd. on November 6, 2018).
10.18
Employment Agreement dated as of July 24, 2015 between Sirius International Insurance Group, Ltd. and Allan L. Waters (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 filed by Sirius International Insurance Group, Ltd. on September 10, 2018).
10.19
Employment Agreement dated as of July 24, 2015 between Sirius International Försäkringsaktiebolag (publ) and Monica Cramér Manhem (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 filed by Sirius International Insurance Group, Ltd. on September 10, 2018).
31.1	Certification of Allan L. Waters, Chief Executive Officer of Sirius International Insurance Group, Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Kernan "Kip" V. Oberting, Chief Financial Officer of Sirius International Insurance Group, Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1
Certification of Allan L. Waters, Chief Executive Officer of Sirius International Insurance Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2
Certification of Kernan "Kip" V. Oberting, Chief Financial Officer of Sirius International Insurance Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* The exhibits and schedules to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIRIUS INTERNATIONAL INSURANCE GROUP, LTD. (Registrant)
Date: November 16, 2018	By:	/s/ ALLAN L. WATERS Allan L. Waters Chairman and Chief Executive Officer (Principal Executive Officer and a Duly Authorized Officer)
Date: November 16, 2018	By:	/s/ KERNAN "KIP" V. OBERTING Kernan "Kip" V. Oberting President and Chief Financial Officer (Principal Financial Officer and a Duly Authorized Officer)