Form 10-Q
period 2019-03-31
Sirius International Insurance Group, Ltd.
filed 2019-05-10
CIK 1744894

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common shares, par value $0.01 per share	SG	Nasdaq Global Select Market

At April 30, 2019, there were 115,262,303 Common Shares, $0.01 par value per share, of the registrant outstanding.

SIRIUS INTERNATIONAL INSURANCE GROUP, LTD.

PART I. FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements about the future financial condition, results of operations and operating activities of Sirius International Insurance Group, Ltd. (the "Company" and, together with its subsidiaries, "Sirius Group"). Forward-looking statements are typically identified by words such as "plan," "believe," "expect," "anticipate," "intend," "outlook," "estimate," "forecast," "project," "target," "continue," "could," "may," "might," "will," "possible," "potential," "predict," "should," "would," "seeks," "likely" and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements are based on the current expectations of the management of the Company and speak only as of the date of this Quarterly Report on Form 10-Q. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

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

•
the exposure of Sirius Group's investments to interest rate, credit, equity risks and market volatility, which may limit Sirius Group's net income and may affect the adequacy of its capital and liquidity;

•
the impact of various risks associated with transacting business in foreign countries, including foreign currency exchange-rate risk and political risks on investments in, and revenues from, Sirius Group's operations outside the U.S.;

•
the possibility that Sirius Group may become subject to additional onerous governmental or regulatory requirements or fail to comply with applicable regulatory and solvency requirements;

•
Sirius Group's significant deferred tax assets may become materially impaired as a result of insufficient taxable income or a reduction in applicable corporate tax rates or other change in applicable tax law;

•
a decrease in the fair value of Global A&H and/or Sirius Group's intangible assets may result in future impairments;

•
CMIG International Holding Pte. Ltd.'s status as a controlling shareholder;

•
the limited liquidity and trading of the Company's securities;

•
Sirius Group's status as a publicly traded company, foreign private issuer and controlled company; and

•
risks identified in elsewhere in this Quarterly Report on Form 10-Q, the Company's Annual Report on Form 10-K for the year ended December 31, 2018 and in the Company's other filings with the U.S. Securities and Exchange Commission.

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

Sirius International Insurance Group, Ltd.
Consolidated Balance Sheets
As at March 31, 2019 and December 31, 2018

(Expressed in millions of U.S. dollars, except share information)	March 31, 2019	December 31, 2018

	Unaudited
Assets
Fixed maturity investments, trading, at fair value (Amortized cost 2019: $1,814.8; 2018: $1,952.9)	$1,846.4	$1,949.2
Short-term investments, at fair value (Amortized cost 2019: $830.5; 2018: $716.1)	833.6	715.5
Equity securities, trading, at fair value (Cost 2019: $398.4; 2018: $409.4)	394.4	380.0
Other long-term investments, at fair value (Cost 2019: $351.7; 2018: $337.6)	389.7	365.0
Cash	116.0	119.4
Restricted cash	13.0	12.8

Total investments and cash	3,593.1	3,541.9
Accrued investment income	12.7	14.1
Insurance and reinsurance premiums receivable	818.7	630.6
Reinsurance recoverable on unpaid losses	349.3	350.2
Reinsurance recoverable on paid losses	50.5	55.0
Funds held by ceding companies	202.8	186.8
Ceded unearned insurance and reinsurance premiums	200.5	159.8
Deferred acquisition costs	152.6	141.6
Deferred tax asset	171.6	202.5
Accounts receivable on unsettled investment sales	1.7	5.0
Goodwill	400.7	400.6
Intangible assets	191.7	195.6
Other assets	161.1	124.0

Total assets	$6,307.0	$6,007.7

Liabilities
Loss and loss adjustment expense reserves	$1,976.3	$2,016.7
Unearned insurance and reinsurance premiums	860.5	647.2
Ceded reinsurance payable	231.3	206.9
Funds held under reinsurance treaties	123.4	110.6
Deferred tax liability	230.6	237.4
Debt	686.1	696.8
Accounts payable on unsettled investment purchases	9.9	3.2
Other liabilities	173.1	150.5

Total liabilities	4,291.2	4,069.3
Commitments and contingencies (see Note 18)
Mezzanine equity
Series B preference shares	240.6	232.2

Common shareholders' equity
Common shares (shares issued and outstanding, 2019: 115,262,303; 2018: 115,151,251)	1.2	1.2
Additional paid-in surplus	1,090.2	1,089.1
Retained earnings	911.8	816.6
Accumulated other comprehensive (loss)	(230.2)	(202.4)

Total common shareholders' equity	1,773.0	1,704.5
Non-controlling interests	2.2	1.7

Total equity	1,775.2	1,706.2

Total liabilities, mezzanine equity, and equity	$6,307.0	$6,007.7

See Notes to Consolidated Financial Statements

Sirius International Insurance Group, Ltd.
Consolidated Statements of Income
For the three months ended March 31, 2019 and 2018
Unaudited

	Three months ended March 31,
(Expressed in millions of U.S. dollars, except share and per share information)	2019	2018

Revenues
Net earned insurance and reinsurance premiums	$311.9	$284.5
Net investment income	20.1	10.8
Net realized investment gains (losses)	9.0	(3.7)
Net unrealized investment gains	74.0	16.0
Net foreign exchange gains (losses)	5.1	(3.5)
Other revenue	19.6	23.4

Total revenues	439.7	327.5

Expenses
Loss and loss adjustment expenses	183.9	141.0
Insurance and reinsurance acquisition expenses	63.3	63.0
Other underwriting expenses	35.3	43.2
General and administrative expenses	24.4	14.3
Intangible asset amortization expenses	3.9	3.9
Interest expense on debt	7.6	7.7

Total expenses	318.4	273.1

Pre-tax income	121.3	54.4
Income tax (expense)	(17.2)	(11.1)

Net income	104.1	43.3
Less: income attributable to non-controlling interests	(0.4)	(0.2)

Net income attributable to Sirius Group	103.7	43.1
Change in carrying value of Series B preference shares	(8.4)	-
Accrued dividends on Series A redeemable preference shares	-	(2.6)

Net income attributable to Sirius Group's common shareholders	$95.3	$40.5

Net income per common share and common share equivalent
Basic earnings per common share and common share equivalent	$0.75	$0.32
Diluted earnings per common share and common share equivalent	$0.74	$0.32
Weighted average number of common shares and common share equivalents outstanding
Basic weighted average number of common shares and common share equivalents outstanding	115,182,331	120,000,000
Diluted weighted average number of common shares and common share equivalents outstanding	127,335,314	120,000,000

See Notes to Consolidated Financial Statements

Sirius International Insurance Group, Ltd.
Consolidated Statements of Comprehensive Income
For the three months ended March 31, 2019 and 2018
Unaudited

	Three months ended March 31,
(Expressed in millions of U.S. dollars)	2019	2018

Comprehensive income
Net income	$104.1	$43.3
Other comprehensive (loss)
Change in foreign currency translation, net of tax	(27.8)	(13.4)

Total other comprehensive (loss)	(27.8)	(13.4)

Comprehensive income	76.3	29.9
Net (income) attributable to non-controlling interests	(0.4)	(0.2)

Comprehensive income attributable to Sirius Group	$75.9	$29.7

See Notes to Consolidated Financial Statements

Sirius International Insurance Group, Ltd.
Consolidated Statements of Shareholders' Equity
For the three months ended March 31, 2019 and 2018
Unaudited

	Three months ended March 31,
(Expressed in millions of U.S. dollars)	2019	2018

Common shares
Balance at beginning and end of period	$1.2	$1.2

Additional paid-in surplus
Balance at beginning of period	1,089.1	1,197.9
Share-based compensation	1.2	-
Capital contribution from former parent	-	1.4
Other, net	(0.1)	-

Balance at end of period	1,090.2	1,199.3

Retained earnings
Balance at beginning of period	816.6	858.4
Cumulative effect of an accounting change	-	1.6

Balance at beginning of period, as adjusted	816.6	860.0
Net income	104.1	43.3
Income attributable to non-controlling interests	(0.4)	(0.2)
Change in carrying value of Series B preference shares	(8.4)	-
Accrued dividends on Series A redeemable preference shares	-	(2.6)
Other, net	(0.1)	(0.1)

Balance at end of period	911.8	900.4

Accumulated other comprehensive (loss)
Balance at beginning of period	(202.4)	(140.5)
Accumulated net foreign currency translation (losses)
Balance at beginning of period	(202.4)	(140.5)
Net change in foreign currency translation	(27.8)	(13.4)

Balance at the end of period	(230.2)	(153.9)

Balance at the end of period	(230.2)	(153.9)

Total common shareholders' equity	$1,773.0	$1,947.0
Non-controlling interests	2.2	0.5

Total equity	$1,775.2	$1,947.5

See Notes to Consolidated Financial Statements

Sirius International Insurance Group, Ltd.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2019 and 2018
Unaudited

	Three months ended March 31,
(Expressed in millions of U.S. dollars)	2019	2018

Cash flows from operations:
Net income	$104.1	$43.3
Adjustments to reconcile net income to net cash provided from operations:
Net realized and unrealized investment gains (losses)	(83.0)	(12.3)
Amortization of premium on fixed maturity investments	(0.8)	4.4
Amortization of intangible assets	3.9	3.9
Depreciation and other amortization	2.2	2.5
Share-based compensation	1.2	-
Other operating items:
Net change in loss and loss adjustment expense reserves	(1.1)	(4.2)
Net change in reinsurance recoverable on paid and unpaid losses	(8.7)	(17.8)
Net change in funds held by ceding companies	(20.1)	(12.2)
Net change in unearned insurance and reinsurance premiums	232.4	271.8
Net change in ceded reinsurance payable	37.7	47.6
Net change in ceded unearned insurance and reinsurance premiums	(47.6)	(71.6)
Net change in insurance and reinsurance premiums receivable	(208.8)	(192.2)
Net change in deferred acquisition costs	(14.2)	(31.8)
Net change in funds held under reinsurance treaties	15.4	10.4
Net change in current and deferred income taxes, net	9.1	2.2
Net change in other assets and liabilities, net	2.9	(21.6)

Net cash provided from operations	24.6	22.4

Cash flows from investing activities:
Net change in short-term investments	(120.1)	(180.0)
Sales of fixed maturities and convertible fixed maturity investments	135.1	566.2
Maturities, calls, and paydowns of fixed maturity and convertible fixed maturity investments	59.3	24.0
Sales of common equity securities	45.9	111.7
Distributions and redemptions of other long-term investments	15.3	52.4
Contributions to other long-term investments	(25.0)	(64.4)
Purchases of common equity securities	(39.8)	(179.8)
Purchases of fixed maturities and convertible fixed maturity investments	(105.1)	(486.8)
Net change in unsettled investment purchases and sales	10.0	97.2
Other, net	0.3	(0.9)

Net cash (used for) investing activities	(24.1)	(60.4)

Cash flows from financing activities:
Change in collateral held on Interest Rate Cap	(0.1)	-
Capital contribution from former parent	-	1.4

Net cash (used for) provided from financing activities	(0.1)	1.4

Effect of exchange rate changes on cash	(3.6)	(2.5)
Net (decrease) in cash during period	(3.2)	(39.1)
Cash and restricted cash balance at beginning of period	132.2	230.6
Cash and restricted cash balance at end of period	$129.0	$191.5

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

Note 2. Summary of significant accounting policies

Basis of presentation

The accompanying Unaudited Consolidated Financial Statements at March 31, 2019, have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. The accompanying Unaudited Consolidated Financial Statements present the consolidated results of operations, financial condition, and cash flows of the Company and its subsidiaries and those entities in which the Company has control and a majority economic interest as well as those variable interest entities ("VIEs") that meet the requirements for consolidation. All intercompany transactions have been eliminated in consolidation.

These Unaudited Consolidated Financial Statements do not include all disclosures normally included in annual financial statements prepared in accordance with GAAP and should be read in conjunction with the Audited Consolidated Financial Statements and the related notes for the year ended December 31, 2018. The consolidated financial information as of December 31, 2018 included herein has been derived from the Audited Consolidated Financial Statements as of December 31, 2018.

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

Recently adopted changes in accounting principles

Leases

Effective January 1, 2019, Sirius Group adopted Accounting Standards Update ("ASU") 2016-02, Leases (Accounting Standards Codification ("ASC") 842) which requires lessees to recognize lease assets and liabilities on the balance sheet for both operating and financing leases, with the exception of leases with an original term of 12 months or less. Under previous guidance, recognition of lease assets and liabilities was not required for operating leases. The new guidance requires that lease assets and liabilities to be recognized and measured initially based on the present value of the lease payments. Sirius Group adopted the new guidance using the simplified transition option that allows companies to apply the new lease standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Sirius Group also made the following elections:

•
Sirius Group elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs for all leases upon transition.

•
Sirius Group did not elect the hindsight practical expedient upon transition, for all leases.

•
Sirius Group elected the short-term lease measurement and recognition exemption, resulting in lease payments being recorded as an expense on a straight-line basis over the lease term.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

•
Sirius Group elected to include both lease and non-lease components as a single component for all leases.

•
Sirius Group did not elect the land easement practical expedient as it was not applicable.

As a result of the adoption of the new guidance, Sirius Group recognized a lease liability of $36.8 million, which represents the present value of our remaining lease payments and a right-of-use asset of $34.4 million as of January 1, 2019. The adoption of this guidance did not materially impact our results of operations or cash flows. Due to the adoption of the standard using the retrospective cumulative-effect adjustment method, there are no changes to our previously reported results prior to January 1, 2019. Lease expense is not expected to change materially as a result of the adoption of the new guidance. (See Note 18.)

Premium amortization on callable debt securities

Effective January 1, 2019, Sirius Group adopted ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities (ASC 310-20), which changes the amortization period for certain purchased callable debt securities. Under the new guidance, for investments in callable debt securities held at a premium, the premium will be amortized over the period to the earliest call date. The new guidance does not change the amortization period for callable debt securities held at a discount. The adoption of this guidance did not have significant effect on our financial statements.

Recent accounting pronouncements

Credit losses

In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (ASC 326), which establishes new guidance for the recognition of credit losses for financial assets measured at amortized cost. The new guidance, which applies to financial assets that have the contractual right to receive cash, including reinsurance receivables and recoverables, requires reporting entities to estimate the credit losses expected over the life of a credit exposure using historical information, current information and reasonable and supportable forecasts that affect the collectability of the financial asset. The new guidance is effective for annual and interim periods beginning after December 15, 2019. Sirius Group is evaluating the expected impact of this new guidance.

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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

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

Common shares redemption agreement

In connection with the Merger, the Company and CM Bermuda Ltd. ("CM Bermuda"), the sole holder of the Company's common shares prior to the Merger, entered into a redemption agreement, dated November 2, 2018 (the "CM Bermuda Redemption Agreement"), pursuant to which, effective as of the closing of the Merger, the Company redeemed 9,519,280 of the Company's common shares at a price per share equal to $17.22447 for $164.0 million, which was paid on November 16, 2018.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

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

Note 4. Segment information

Sirius Group classifies its business into four reportable segments – Global Property, Global A&H, Specialty & Casualty, and Runoff & Other. The accounting policies of the reportable segments are the same as those used for the preparation of the Company's consolidated financial statements.

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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following tables summarize the segment results for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31, 2019

(Millions)	Global Property	Global A&H	Specialty & Casualty	Runoff & Other	Corporate Elimination	Total

Gross written premiums	$330.7	$169.3	$120.9	$1.4	$-	$622.3

Net written premiums	$241.3	$134.9	$108.2	$0.4	$-	$484.8

Net earned insurance and reinsurance premiums	$139.7	$96.1	$75.7	$0.4	$-	$311.9
Loss and allocated LAE(1)	(62.6)	(63.2)	(47.6)	(1.1)	-	(174.5)
Insurance and reinsurance acquisition expenses	(25.8)	(26.6)	(20.5)	(0.7)	10.3	(63.3)

Technical profit (loss)	51.3	6.3	7.6	(1.4)	10.3	74.1

Unallocated LAE(2)	(2.1)	(1.5)	(1.9)	(0.5)	(3.4)	(9.4)
Other underwriting expenses	(16.2)	(6.1)	(8.2)	(2.1)	(2.7)	(35.3)

Underwriting (loss) income	33.0	(1.3)	(2.5)	(4.0)	4.2	29.4

Service fee revenue(3)	-	36.3	-	-	(11.0)	25.3
Managing general underwriter unallocated LAE(4)	-	(4.1)	-	-	4.1	-
Managing general underwriter other underwriting expenses(5)	-	(2.7)	-	-	2.7	-
General and administrative expenses, MGU + Runoff & Other(6)	-	(16.2)	-	(0.8)	-	(17.0)

Underwriting (loss) income, including net service fee income	33.0	12.0	(2.5)	(4.8)	-	37.7

Net investment income						20.1
Net realized investment gains (losses)						9.0
Net unrealized investment gains						74.0
Net foreign exchange gains (losses)						5.1
Other revenue(7)						(5.7)
General and administrative expenses(8)						(7.4)
Intangible asset amortization expenses						(3.9)
Interest expense on debt						(7.6)

Pre-tax income						$121.3

Underwriting Ratios
Loss ratio	46.3%	67.3%	65.4%	NM	NM	59.0%
Acquisition expense ratio	18.5%	27.7%	27.1%	NM	NM	20.3%
Other underwriting expense ratio	11.6%	6.3%	10.8%	NM	NM	11.3%

Combined ratio(9)	76.4%	101.3%	103.3%	NM	NM	90.6%

Goodwill and intangible assets(10)	$-	$584.2	$-	$8.1	$-	$592.3

(1)Loss and allocated loss adjustment expenses ("LAE") are part of Loss and loss adjustment expenses on the Consolidated Statements of Income (the sum of Loss and allocated LAE and Unallocated LAE is equal to Loss and loss adjustment expenses on the Consolidated Statements of Income).

(2)Unallocated LAE are part of Loss and loss adjustment expenses on the Consolidated Statements of Income (the sum of Loss and allocated LAE and Unallocated LAE is equal to Loss and loss adjustment expenses on the Consolidated Statements of Income).

(3)Service fee revenue is part of Other revenue on the Consolidated Statements of Income (the sum of Service fee revenue and Other revenue is equal to Other revenue on the Consolidated Statements of Income).

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

(6)General and administrative expenses, MGU + Runoff & Other is part of General and administrative expenses on the Consolidated Statements of Income (the sum of General and administrative expenses, MGU + Runoff & Other and General and administrative expenses is equal to General and administrative expenses on the Consolidated Statements of Income).

(7)Other revenue is presented net of Service fee revenue and is comprised mainly of gains (losses) from derivatives (see Note 11) (the sum of Service fee revenue and Other revenue is equal to Other revenue on the Consolidated Statements of Income).

(8)General and administrative expenses are presented net of General and administrative expenses, MGU + Runoff & Other (the sum of General and administrative expenses, MGU + Runoff & Other and General and administrative expenses is equal to General and administrative expenses on the Consolidated Statements of Income).

(9)Ratios considered not meaningful ("NM") to Runoff & Other and Corporate Elimination.

(10)Sirius Group does not allocate its assets by segment, with the exception of goodwill and intangible assets.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

	For the three months ended March 31, 2018

(Millions)	Global Property	Global A&H	Specialty & Casualty	Runoff & Other	Corporate Elimination	Total

Gross written premiums	$346.6	$145.6	$115.5	$7.5	$-	$615.2

Net written premiums	$247.2	$115.5	$100.6	$6.1	$-	$469.4

Net earned insurance and reinsurance premiums	$136.1	$88.0	$54.4	$6.0	$-	$284.5
Loss and allocated LAE(1)	(70.4)	(45.8)	(21.6)	2.4	-	(135.4)
Insurance and reinsurance acquisition expenses	(29.3)	(29.2)	(14.1)	(0.7)	10.3	(63.0)

Technical profit	36.4	13.0	18.7	7.7	10.3	86.1

Unallocated LAE(2)	(1.9)	(1.6)	(1.2)	(0.9)	-	(5.6)
Other underwriting expenses	(17.4)	(8.0)	(8.0)	(1.4)	(8.4)	(43.2)

Underwriting income	17.1	3.4	9.5	5.4	1.9	37.3

Service fee revenue(3)	-	32.8	-	-	(10.3)	22.5
Managing general underwriter unallocated LAE(4)	-	-	-	-	-	-
Managing general underwriter other underwriting expenses(5)	-	(8.4)	-	-	8.4	-
General and administrative expenses, MGU + Runoff & Other(6)	-	(9.5)	-	(1.1)	-	(10.6)

Underwriting income (loss), including net service fee income	17.1	18.3	9.5	4.3	-	49.2

Net investment income						10.8
Net realized investment gains (losses)						(3.7)
Net unrealized investment gains						16.0
Net foreign exchange gains (losses)						(3.5)
Other revenue(7)						0.9
General and administrative expenses(8)						(3.7)
Intangible asset amortization expenses						(3.9)
Interest expense on debt						(7.7)

Pre-tax income						$54.4

Underwriting Ratios
Loss ratio	53.1%	53.9%	41.9%	NM	NM	49.6%
Acquisition expense ratio	21.5%	33.2%	25.9%	NM	NM	22.1%
Other underwriting expense ratio	12.8%	9.1%	14.7%	NM	NM	15.2%

Combined ratio(9)	87.4%	96.2%	82.5%	NM	NM	86.9%

Goodwill and intangible assets(10)	$-	$608.6	$-	$5.0	$-	$613.6

(1)Loss and allocated loss adjustment expenses ("LAE") are part of Loss and loss adjustment expenses on the Consolidated Statements of Income (the sum of Loss and allocated LAE and Unallocated LAE is equal to Loss and loss adjustment expenses on the Consolidated Statements of Income).

(2)Unallocated LAE are part of Loss and loss adjustment expenses on the Consolidated Statements of Income (the sum of Loss and allocated LAE and Unallocated LAE is equal to Loss and loss adjustment expenses on the Consolidated Statements of Income).

(3)Service fee revenue is part of Other revenue on the Consolidated Statements of Income (the sum of Service fee revenue and Other revenue is equal to Other revenue on the Consolidated Statements of Income).

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

(6)General and administrative expenses, MGU + Runoff & Other is part of General and administrative expenses on the Consolidated Statements of Income (the sum of General and administrative expenses, MGU + Runoff & Other and General and administrative expenses is equal to General and administrative expenses on the Consolidated Statements of Income).

(7)Other revenue is presented net of Service fee revenue and is comprised mainly of gains (losses) from derivatives (see Note 11) (the sum of Service fee revenue and Other revenue is equal to Other revenue on the Consolidated Statements of Income).

(8)General and administrative expenses are presented net of General and administrative expenses, MGU + Runoff & Other (the sum of General and administrative expenses, MGU + Runoff & Other and General and administrative expenses is equal to General and administrative expenses on the Consolidated Statements of Income).

(9)Ratios considered not meaningful ("NM") to Runoff & Other and Corporate Elimination.

(10)Sirius Group does not allocate its assets by segment, with the exception of goodwill and intangible assets.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following tables provide summary information regarding net premiums written by client location and underwriting location by reportable segment for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31, 2019

(Millions)	Global Property	Global A&H	Specialty & Casualty	Runoff & Other	Total

Net written premiums by client location:
United States	$61.9	$111.1	$68.4	$0.2	$241.6
Europe	124.8	8.0	24.8	0.1	157.7
Canada, the Caribbean, Bermuda and Latin America	24.5	5.0	4.4	-	33.9
Asia and Other	30.1	10.8	10.6	0.1	51.6

Total net written premium by client location	$241.3	$134.9	$108.2	$0.4	$484.8

Net written premiums by underwriting location:
United States	$8.0	$40.3	$12.4	$0.2	$60.9
Europe	154.6	63.6	54.6	0.1	272.9
Canada, the Caribbean, Bermuda and Latin America	62.4	30.7	40.2	-	133.3
Asia and Other	16.3	0.3	1.0	0.1	17.7

Total written premiums by underwriting location	$241.3	$134.9	$108.2	$0.4	$484.8

	For the three months ended March 31, 2018

(Millions)	Global Property	Global A&H	Specialty & Casualty	Runoff & Other	Total

Net written premiums by client location:
United States	$87.0	$87.5	$37.3	$6.1	$217.9
Europe	106.3	11.6	50.3	-	168.2
Canada, the Caribbean, Bermuda and Latin America	23.2	4.8	2.6	-	30.6
Asia and Other	30.7	11.6	10.4	-	52.7

Total net written premium by client location	$247.2	$115.5	$100.6	$6.1	$469.4

Net written premiums by underwriting location:
United States	$5.3	$21.0	$(0.1)	$6.1	$32.3
Europe	136.5	68.6	72.0	-	277.1
Canada, the Caribbean, Bermuda and Latin America	89.8	25.7	27.5	-	143.0
Asia and Other	15.6	0.2	1.2	-	17.0

Total written premiums by underwriting location	$247.2	$115.5	$100.6	$6.1	$469.4

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Note 5. Reserves for unpaid losses and loss adjustment expenses

The following table summarizes the loss and LAE reserve activities of Sirius Group for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(Millions)	2019	2018

Gross beginning balance	$2,016.7	$1,898.5
Less beginning reinsurance recoverable on unpaid losses	(350.2)	(319.7)

Net loss and LAE reserve balance	1,666.5	1,578.8
Losses and LAE incurred relating to:
Current year losses	167.3	143.5
Prior years losses	16.6	(2.5)

Total net incurred losses and LAE	183.9	141.0

Foreign currency translation adjustment to net loss and LAE reserves	(3.4)	6.7
Loss and LAE paid relating to:
Current year losses	36.2	31.3
Prior years losses	183.8	147.1

Total loss and LAE payments	220.0	178.4

Net ending balance	1,627.0	1,548.1
Plus ending reinsurance recoverable on unpaid losses	349.3	327.8

Gross ending balance	$1,976.3	$1,875.9

Loss and LAE development - Three Months Ended March 31, 2019

For the three months ended March 31, 2019, Sirius Group had net unfavorable loss reserve development of $16.6 million. The most significant increases in loss reserve estimates were recorded in Global Property ($11.6 million) and Global A&H ($5.1 million). The unfavorable loss reserve development in Global Property was primarily attributable to higher than expected reporting from prior year catastrophe events ($15.6 million) mainly Hurricanes Irma, Michael, and Florence. Unfavorable loss reserve development in Runoff & Other ($1.2 million) was more than offset by favorable loss reserve development in Specialty & Casualty ($1.3 million).

Loss and LAE development - Three Months Ended March 31, 2018

For the three months ended March 31, 2018, Sirius Group had net favorable loss reserve development of $2.5 million. The major reductions in loss reserve estimates were recorded in Runoff & Other ($8.9 million), Specialty & Casualty ($7.1 million), and Global A&H ($3.7 million). Favorable loss reserve development for Runoff & Other included reduction in World Trade Center claims in response to revised information received by the Company. These reductions were partially offset by increases in Global Property loss reserve development of $17.2 million resulting from higher than expected reporting from recent accident years, including $6.4 million of increases from natural catastrophes, including the 2017 North American natural catastrophes. Also, in Other Property, there was loss deterioration from recent accident years reported in client account statements received in the first quarter, which accounted for the remainder of Global Property unfavorable loss development in the first quarter 2018.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Note 6. Third party reinsurance

In the normal course of business, Sirius Group seeks to protect its businesses from losses due to concentration of risk and losses arising from catastrophic events by reinsuring with third-party reinsurers. Sirius Group remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

At March 31, 2019, Sirius Group had reinsurance recoverables on paid losses of $50.5 million and reinsurance recoverables of $349.3 million on unpaid losses. At December 31, 2018, Sirius Group had reinsurance recoverables on paid losses of $55.0 million and reinsurance recoverables of $350.2 million on unpaid losses. Because retrocessional reinsurance contracts do not relieve Sirius Group of its obligation to its insureds, the collectability of balances due from Sirius Group's reinsurers is important to its financial strength. Sirius Group monitors the financial strength and ratings of retrocessionaires on an ongoing basis. Uncollectible amounts historically have not been significant.

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

Net investment income for the three months ended March 31, 2019 and 2018 consisted of the following:

	For the three months ended March 31,
(Millions)	2019	2018

Fixed maturity investments	$16.8	$9.9
Short-term investments	0.4	0.8
Equity securities	2.7	1.2
Other long-term investments	3.9	1.2

Total investment income	23.8	13.1
Investment expenses	(3.7)	(2.3)

Net investment income	$20.1	$10.8

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Net realized investment gains (losses) and unrealized investment gains

Net realized investment gains (losses) and unrealized investment gains for the three months ended March 31, 2019 and 2018 consisted of the following:

	For the three months ended March 31,
(Millions)	2019	2018

Gross realized gains	$14.1	$8.4
Gross realized (losses)	(5.1)	(12.1)

Net realized gains (losses) on investments(1)	9.0	(3.7)
Net unrealized gains on investments(2)	74.0	16.0

Net realized and unrealized investment gains on investments	$83.0	$12.3

(1)Includes $10.9 and $(1.1) of realized gains (losses) due to foreign currency during 2019 and 2018, respectively.

(2)Includes $25.0 and $18.9 of unrealized gains due to foreign currency during 2019 and 2018, respectively.

Net realized investment gains (losses)

Net realized investment gains (losses) for the three months ended March 31, 2019 and 2018 consisted of the following:

	For the three months ended March 31,
(Millions)	2019	2018

Fixed maturity investments	$6.8	$(2.8)
Short-term investments	0.1	-
Equity securities	(0.6)	(1.5)
Other long-term investments	3.3	0.6
Derivative instruments(1)	(0.6)	-

Net realized investment gains (losses)	$9.0	$(3.7)

(1)See Note 11.

Net unrealized investment gains

Net unrealized investment gains for the three months ended March 31, 2019 and 2018 consisted of the following:

	For the three months ended March 31,
(Millions)	2019	2018

Fixed maturity investments	$29.7	$3.0
Short-term investments	2.7	-
Equity securities	25.1	6.4
Other long-term investments	17.1	6.6
Derivative instruments(1)	(0.6)	-

Net unrealized investment gains	$74.0	$16.0

(1)See Note 11.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following table summarizes the amount of total gains included in earnings attributable to unrealized investment gains for Level 3 investments for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
(Millions)	2019	2018

Other long-term investments	$8.8	$0.4

Total unrealized investment gains - Level 3 investments	$8.8	$0.4

Investment holdings

Fixed maturity investments

The cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and fair value of Sirius Group's fixed maturity investments as of March 31, 2019 and December 31, 2018, were as follows:

	March 31, 2019

(Millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Fair value

Corporate debt securities	$614.6	$3.0	$(2.7)	$13.2	$628.1
Asset-backed securities	476.7	0.3	(3.9)	3.8	476.9
Residential mortgage-backed securities	415.1	5.2	(3.9)	9.4	425.8
U.S. government and government agency	151.9	0.3	(0.2)	6.4	158.4
Commercial mortgage-backed securities	113.6	0.4	(1.6)	1.2	113.6
Non-U.S. government and government agency	37.8	-	(0.1)	0.8	38.5
Preferred stocks	2.5	0.1	-	(0.1)	2.5
U.S. States, municipalities and political subdivision	2.6	-	-	-	2.6

Total fixed maturity investments	$1,814.8	$9.3	$(12.4)	$34.7	$1,846.4

	December 31, 2018

(Millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Fair value

Corporate debt securities	$694.1	$1.4	$(7.3)	$7.6	$695.8
Asset-backed securities	496.3	0.1	(3.8)	1.9	494.5
Residential mortgage-backed securities	413.0	1.7	(7.1)	5.9	413.5
U.S. government and government agency	163.9	0.3	(0.5)	4.2	167.9
Commercial mortgage-backed securities	117.7	0.2	(2.7)	0.7	115.9
Non-U.S. government and government agency	50.6	-	(0.2)	(0.1)	50.3
Preferred stocks	14.5	0.6	(6.8)	0.2	8.5
U.S. States, municipalities and political subdivision	2.8	-	-	-	2.8

Total fixed maturity investments	$1,952.9	$4.3	$(28.4)	$20.4	$1,949.2

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The weighted average duration of Sirius Group's fixed income portfolio as of March 31, 2019 was approximately 1.6 years, including short-term investments, and approximately 2.2 years excluding short-term investments.

The cost or amortized cost and fair value of Sirius Group's fixed maturity investments as of March 31, 2019 and December 31, 2018 are presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	March 31, 2019		December 31, 2018

(Millions)	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value

Due in one year or less	$241.7	$250.0	$249.6	$254.6
Due after one year through five years	554.3	566.8	635.6	636.4
Due after five years through ten years	10.9	10.8	26.2	25.7
Due after ten years	-	-	0.1	0.1
Mortgage-backed and asset-backed securities	1,005.4	1,016.3	1,026.9	1,023.9
Preferred stocks	2.5	2.5	14.5	8.5

Total	$1,814.8	$1,846.4	$1,952.9	$1,949.2

The following table summarizes the ratings and fair value of fixed maturity investments held in Sirius Group's investment portfolio as of March 31, 2019 and December 31, 2018:

(Millions)	March 31, 2019	December 31, 2018

AAA	$575.6	$602.0
AA	799.8	818.0
A	254.2	290.5
BBB	154.4	167.4
Other	62.4	71.3

Total fixed maturity investments(1)	$1,846.4	$1,949.2

(1)Credit ratings are assigned based on the following hierarchy: 1) Standard & Poor's ("S&P") and 2) Moody's Investors Service ("Moody's").

At March 31, 2019, the above totals included $37.6 million of sub-prime securities. Of this total, $12.7 million was rated AAA, $11.5 million rated AA, $4.4 million rated A, $4.1 million rated BBB and $4.9 million classified as Other. At December 31, 2018, the above totals included $42.6 million of sub-prime securities. Of this total, $17.1 million was rated AAA, $9.8 million rated AA, $6.0 million rated A, $4.7 million rated BBB and $5.0 million classified as Other.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Equity securities and Other long-term investments

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and fair values of Sirius Group's equity securities and other long-term investments as of March 31, 2019 and December 31, 2018, were as follows:

	March 31, 2019

(Millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Fair value

Equity securities	$398.4	$26.2	$(38.7)	$8.5	$394.4
Other long-term investments	$351.7	$48.3	$(20.5)	$10.2	$389.7

	December 31, 2018

(Millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Fair value

Equity securities	$409.4	$17.8	$(50.8)	$3.6	$380.0
Other long-term investments	$337.6	$32.6	$(13.5)	$8.3	$365.0

Other long-term investments at fair value consisted of the following as at March 31, 2019 and December 31, 2018:

(Millions)	March 31, 2019	December 31, 2018

Hedge funds and private equity funds	$301.7	$301.4
Limited liability companies and private equity securities	88.0	63.6

Total other long-term investments	$389.7	$365.0

Hedge Funds and Private Equity Funds

Sirius Group holds investments in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments has been estimated using the net asset value of the funds. As of March 31, 2019, Sirius Group held investments in 9 hedge funds and 28 private equity funds. The largest investment in a single fund was $50.8 million as of March 31, 2019 and $54.8 million as of December 31, 2018.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following table summarizes investments in hedge funds and private equity interests by investment objective and sector as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018

(Millions)	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments

398
Hedge funds:
Long/short multi-sector	$49.5	$-	$41.0	$-
Distressed mortgage credit	50.8	-	54.8	-
Private Credit	20.3		20.0
Other	2.5	-	2.5	-

Total hedge funds	123.1	-	118.3	-
Private equity funds:
Energy infrastructure & services	87.5	30.7	93.7	54.2
Multi-sector	9.2	0.7	9.0	0.7
Healthcare	31.7	15.6	31.7	15.6
Life settlement	23.9	-	23.7	-
Manufacturing/Industrial	23.6	3.1	23.6	10.4
Private equity secondaries	1.1	1.1	1.1	1.1
Real estate	0.3	-	0.3	-
Other	1.3	2.0	-	-

Total private equity funds	178.6	53.2	183.1	82.0

Total hedge and private equity funds included in other long-term investments	$301.7	$53.2	$301.4	$82.0

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

The following summarizes the March 31, 2019 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period

Redemption Frequency (Millions)	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total

Monthly	$-	$32.7	$-	$-	$32.7
Quarterly	0.8	-	-	-	0.8
Semi-annual	-	0.8	-	-	0.8
Annual	-	16.9	51.6	20.3	88.8

Total	$0.8	$50.4	$51.6	$20.3	$123.1

Certain of the hedge fund and private equity fund investments in which Sirius Group is invested are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund's underlying investments are liquidated. As of March 31, 2019, no distributions were outstanding from these investments. Investments in private equity funds are generally subject to a "lock-up" period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund's underlying investments.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors.

As of March 31, 2019, investments in private equity funds were subject to lock-up periods as follows:

(Millions)	1 - 3 years	3 – 5 years	5 – 10 years	Total

Private Equity Funds – expected lock-up period remaining	$12.6	$4.3	$161.7	$178.6

Investments held on deposit or as collateral

As of March 31, 2019 and December 31, 2018 investments of $764.9 million and $792.4 million, respectively, were held in trusts required to be maintained in relation to various reinsurance agreements. Sirius Group's reinsurance operations are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits that are included within total investments totaled $779.5 million and $801.2 million as of March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019, Sirius Group held $0.2 million of collateral in the form of short-term investments associated with Interest Rate Cap agreements. (See Note 11.)

Unsettled investment purchases and sales

As of March 31, 2019 and December 31, 2018, Sirius Group reported $9.9 million and $3.2 million, respectively, in Accounts payable on unsettled investment purchases.

As of March 31, 2019 and December 31, 2018, Sirius Group reported $1.7 million and $5.0 million, respectively, in Accounts receivable on unsettled investment sales.

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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized in Level 3. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This may lead the Company to change the selection of the valuation technique (for example, from market to cash flow approach) or to use multiple valuation techniques to estimate the fair value of a financial instrument. These circumstances could cause an instrument to be reclassified between levels within the fair value hierarchy. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries Bills and Notes, equity securities, and short-term investments. Investments valued using Level 2 inputs are primarily comprised of fixed maturity investments, which have been disaggregated into classes, including U.S. government and government agency, corporate debt securities, mortgage-backed and asset-backed securities, non-U.S. government and government agency, U.S. state and municipalities and political sub division and preferred stocks. Investments valued using Level 2 inputs also include certain exchange-traded funds that track U.S. stock indices such as the S&P 500 but are traded on foreign exchanges. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Sirius Group determines when transfers between levels have occurred as of the beginning of the period.

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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

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

Preferred stocks

The fair value of preferred stocks is generally priced by independent pricing services using an evaluated pricing model that calculates the appropriate spread over a comparable security for each issue. Key inputs include exchange prices (underlying and common stock of the same issuer), benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including sector, coupon, credit quality ratings, duration, credit enhancements, early redemption features, and market research publications.

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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

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

Fair value measurements by level

The following tables summarize Sirius Group's financial assets and liabilities measured at fair value as of March 31, 2019 and December 31, 2018 by level:

	March 31, 2019

(Millions)	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Assets measured at fair value

Fixed maturity investments:
U.S. Government and government agency	$158.4	$157.0	$1.4	$-
Corporate debt securities	628.1	-	628.1	-
Residential mortgage-backed securities	425.8	-	425.8	-
Asset-backed securities	476.9	-	476.9	-
Commercial mortgage-backed securities	113.6	-	113.6	-
Non-U.S. government and government agency	38.5	33.9	4.6	-
Preferred stocks	2.5	-	2.5	-
U.S. States, municipalities, and political subdivision	2.6	-	2.6	-

Total fixed maturity investments	1,846.4	190.9	1,655.5	-
Short-term investments	833.6	792.5	41.1	-
Equity securities	394.4	393.5	0.9	-
Other long-term investments(1)	88.0	-	-	88.0

Total investments	$3,162.4	$1,376.9	$1,697.5	$88.0
Derivative instruments	0.8	0.5	-	0.3

Total assets measured at fair value	$3,163.2	$1,377.4	$1,697.5	$88.3

Liabilities measured at fair value

Contingent consideration liabilities	$28.8	$-	$-	$28.8
Derivative instruments	5.3	0.2	-	5.1

Total liabilities measured at fair value	$34.1	$0.2	$-	$33.9

(1)Excludes fair value of $301.7 associated with hedge funds and private equity funds which fair value is measured using the NAV practical expedient.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

	December 31, 2018

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

(1)Excludes fair value of $301.4 associated with hedge funds and private equity funds which fair value is measured at net asset value using the practical expedient.

Rollforward of Level 3 fair value measurements

The following tables present changes in Level 3 for financial instruments measured at fair value for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31, 2019

(Millions)	Fixed Maturities	Other long-term investments(1)	Derivative instruments assets & (liabilities)	Contingent consideration (liabilities)

Balance at January 1, 2018	$5.4	$63.6	$(0.5)	$(28.8)
Total realized and unrealized gains	-	9.3	(5.1)	-
Foreign currency losses through Other Comprehensive Income	-	(0.7)	-	-
Purchases	-	15.8	-	-
Sales/Settlements	(5.4)	-	0.8	-

Balance at March 31, 2019	$-	$88.0	$(4.8)	$(28.8)

(1)Excludes fair value of $301.7 associated with hedge funds and private equity funds which fair value is measured using the NAV practical expedient.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

	For the Three Months Ended March 31, 2018

(Millions)	Fixed Maturities	Other long-term investments(1)	Derivative instruments assets & (liabilities)	Contingent consideration (liabilities)

Balance at January 1, 2018	$8.0	$64.2	$(6.1)	$(42.8)
Total realized and unrealized gains	-	0.8	-	-
Foreign currency losses through Other Comprehensive Income	-	(0.3)	-	-
Purchases	0.6	0.4	-	-
Sales/Settlements	-	(0.2)	-	-

Balance at March 31, 2018	$8.6	$64.9	$(6.1)	$(42.8)

(1) Excludes fair value of $221.9 associated with hedge funds and private equity funds which fair value is measured at net asset value using the practical expedient.

Fair value measurements - transfers between levels

There were no transfers between Level 3 and Level 2 measurements during the three months ended March 31, 2019 and 2018.

Significant unobservable inputs

The table below presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments as of March 31, 2019 and December 31, 2018, and includes only those instruments for which information about the inputs is reasonably available to Sirius Group, such as data from independent third-party valuation service providers and from internal valuation models.

(Millions, except share prices)	March 31, 2019

Description	Valuation Technique(s)	Fair Value	Unobservable Input

Private equity securities(1)	Share price of recent transaction	$32.5	Purchase share price	$40.63
Preferred stock(1)	Share price of recent transaction	$17.5	Purchase price	$7.74
Private equity securities(1)	Multiple of GAAP book value	$16.8	Book value multiple	1.0	X
Private debt instrument(1)	Purchase price of recent transaction	$7.8	Purchase price	$9.0
Private debt instrument(1)	Purchase price of recent transaction	$6.0	Purchase price	$6.0
Private equity securities(1)	Share price of recent transaction	$5.1	Purchase price	$7.74
Private equity securities(1)	Purchase price of recent transaction	$1.0	Purchase price	$10.0
Private equity securities(1)	Purchase price of recent transaction	$0.8	Purchase price	$0.8
Private equity securities(1)	Purchase price of recent transaction	$0.3	Purchase price	$0.3
Private debt instrument(1)	Purchase price of recent transaction	$0.2	Purchase price	$0.2
Currency forwards(2)	Third party appraisal	$0.2	Broker quote	$0.2
Interest rate cap(2)	Third party appraisal	$0.1	Broker quote	$0.1
Weather derivatives(2)	Third party appraisal	$(1.3)	Broker quote	$(1.3)
Currency swaps(2)	Third party appraisal	$(3.8)	Broker quote	$(3.8)
Contingent consideration	External valuation model	$(28.8)	Discounted future payments	$(28.8)

(1)As of March 31, 2019, each asset type consists of one security.

(2)See Note 11 for discussion of derivative instruments.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

(Millions)	December 31, 2018

Description	Valuation technique(s)	Fair value	Unobservable input

Private equity securities(1)	Share price of recent transaction	$32.5	Purchase share price	$40.63
Private equity securities(1)	Multiple of GAAP book value	$14.7	Book value multiple	0.9	X
Private debt instrument(1)	Purchase price of recent transaction	$9.0	Purchase price	$9.0
Private debt instrument(1)	Purchase price of recent transaction	$6.0	Purchase price	$6.0
Preferred stock(1)	Share price of recent transaction	$4.6	Purchase price	$1.88
Weather derivatives(2)	Third party appraisal	$3.9	Broker quote	$3.9
Private equity securities(1)	Purchase price of recent transaction	$0.9	Purchase price	$1.88
Preferred stock(1)	Share price of recent transaction	$0.8	Purchase price	$0.8
Private equity securities(1)	Share price of recent transaction	$0.3	Purchase price	$10.0
Private debt instrument(1)	Purchase price of recent transaction	$0.2	Purchase price	$0.2
Interest rate cap(2)	Third party appraisal	$0.2	Broker quote	$0.2
Currency swaps(2)	Third party appraisal	$(4.6)	Broker quote	$(4.6)
Contingent consideration	External valuation model	$(28.8)	Discounted future payments	$(28.8)

(1)As of December 31, 2018, each asset type consists of one security.

(2)See Note 11 for discussion of derivative instruments.

Financial instruments disclosed, but not carried at fair value

Sirius Group uses various financial instruments in the normal course of its business. The carrying values of Cash, Accrued investment income, certain other assets, Accounts payable on unsettled investment purchases, certain other liabilities, and other financial instruments not included in the table below approximated their fair values at March 31, 2019 and December 31, 2018, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 3. The following table includes financial instruments for which the carrying value differs from the estimated fair values at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018

(Millions)	Fair Value(1)	Carrying Value	Fair Value(1)	Carrying Value

Liabilities, Mezzanine equity, and Non-controlling interest:
2017 SEK Subordinated Notes	$297.0	$292.7	$309.5	$303.6
2016 SIG Senior Notes	$361.7	$393.4	$347.6	$393.2
Series B preference shares	$200.2	$240.6	$191.7	$232.2

(1)Fair value estimated by internal pricing and considered a Level 3 measurement.

Note 9. Debt and standby letters of credit facilities

Sirius Group's debt outstanding as of March 31, 2019 and December 31, 2018 consisted of the following:

(Millions)	March 31, 2019	Effective Rate(1)	December 31, 2018	Effective Rate(1)

2017 SEK Subordinated Notes, at face value	$296.6	3.7%	$307.6	3.8%
Unamortized issuance costs	(3.9)		(4.0)

2017 SEK Subordinated Notes, carrying value	292.7		303.6

2016 SIG Senior Notes, at face value	400.0	4.7%	400.0	4.7%
Unamortized discount	(2.5)		(2.6)
Unamortized issuance costs	(4.1)		(4.2)

2016 SIG Senior Notes, carrying value	393.4		393.2

Total debt	$686.1		$696.8

(1)Effective rate considers the effect of the debt issuance costs.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

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

Sirius Group incurred $4.6 million in expenses related to the issuance of the 2017 SEK Subordinated Notes (including SEK 27.5 million, or $3.5 million, in underwriting fees), which have been deferred and are being recognized into interest expense over the life of the 2017 SEK Subordinated Notes. For the three months ended March 31, 2019 and 2018, Sirius Group recognized $11.0 million and $5.8 million, respectively, of foreign currency exchange gains on the remeasurement of the 2017 SEK Subordinated Notes into U.S. dollars ("USD") from SEK.

Taking into effect the amortization of all underwriting and issuance expenses, and applicable STIBOR, the 2017 SEK Subordinated Notes yield an annualized effective rate of approximately 3.7% and 3.5% for the three months ended March 31, 2019 and 2018, respectively. Sirius Group recorded $2.8 million and $2.9 million of interest expense, inclusive of amortization of issuance costs on the 2017 SEK Subordinated Notes for the three months ended March 31, 2019 and 2018, respectively.

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

Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the 2016 SIG Senior Notes yield an effective rate of approximately 4.7% per annum. Sirius Group recorded $4.8 million, inclusive of amortization of issuance costs on the 2016 SIG Senior Notes, for both of the three month periods ended March 31, 2019 and 2018, respectively.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Standby letter of credit facilities

On November 9, 2018, Sirius International renewed two standby letter of credit facility agreements totaling $160 million to provide capital support for Lloyd's Syndicate 1945. The first letter of credit is a renewal of a $125 million facility with Nordea Bank Finland Abp, London Branch, which is issued on an unsecured basis. The second letter of credit is a $35 million facility with DNB Bank ASA, Sweden Branch, $25 million of which is issued on an unsecured basis. Each facility is renewable annually. The above referenced facilities are subject to various affirmative, negative and financial covenants that the Company considers to be customary for such borrowings, including certain minimum net worth, maximum debt to capitalization standards, and change in control provisions.

Sirius International has other secured letter of credit and trust arrangements with various financial institutions to support its insurance operations. As of March 31, 2019 and December 31, 2018, these secured letter of credit and trust arrangements were collateralized by pledged assets and assets in trust of SEK 2.7 billion and SEK 2.9 billion, respectively, or $296.0 million and $321.3 million, respectively (based on the March 31, 2019 and December 31, 2018 SEK to USD exchange rates). As of March 31, 2019 and December 31, 2018, Sirius America Insurance Company's trust arrangements were collateralized by pledged assets and assets in trust of $56.7 million and $56.2 million, respectively. As of March 31, 2019 and December 31, 2018, Sirius Bermuda's trust arrangements were collateralized by pledged assets and assets in trust of $347.2 million and $319.7 million, respectively.

Revolving credit facility

In February 2018, Sirius Group, through its indirectly wholly-owned subsidiary Sirius International Group, Ltd. entered into a three-year, $300 million senior unsecured revolving credit facility (the "Facility"). The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements and retrocessional agreements. The Facility is subject to various affirmative, negative and financial covenants that Sirius Group considers to be customary for such borrowings, including certain minimum net worth, maximum debt to capitalization, financial strength rating standards, and change in control provisions. As of March 31, 2019, there were no outstanding borrowings under the Facility.

Debt and standby letter of credit facility covenants

As of March 31, 2019, Sirius Group was in compliance with all of the covenants under the 2017 SEK Subordinated Notes, the 2016 SIG Senior Notes, the Nordea Bank Finland Abp, London Branch facility, and the DNB Bank ASA, Sweden Branch facility. In addition, as of March 31, 2019, Sirius Group was in compliance with all of the covenants under the Facility.

Interest

Total interest expense incurred by Sirius Group for its indebtedness for the three months ended March 31, 2019 and 2018 was $7.6 million and $7.7 million, respectively. Total interest paid by Sirius Group for its indebtedness for the three months ended March 31, 2019 and 2018 was $2.7 million and $2.9 million, respectively.

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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Sirius Group reported an income tax expense of $17.2 million and $11.1 million during the three months ended March 31, 2019 and 2018, respectively, on pre-tax income of $121.3 and $54.4 million, respectively. The effective tax rate for the three months of 2019 was 14.2%, which was lower than the Swedish statutory rate of 21.4% (the rate at which the majority of Sirius Group's worldwide operations are taxed) primarily because of income recognized in jurisdictions with lower rates than Sweden. The effective tax rate for the three months ended March 31, 2018 was 20.3%, which was lower than the Swedish statutory rate of 22% primarily because of income recognized in jurisdictions with lower rates than Sweden and non-recurring adjustments to Sirius Group's deferred tax assets which resulted from various internal restructurings. In arriving at the effective tax rate for the three months ended March 31, 2019 and 2018, Sirius Group forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2019 and 2018.

The Tax Cuts and Jobs Act (the "TCJA") was enacted into law in the U.S. in December 2017. The Company previously applied Staff Accounting Bulletin 118 ("SAB 118"), which provided guidance on accounting for the tax effects of the TCJA. SAB 118 addresses situations where accounting for certain income tax effects of the TCJA under ASC 740, Income Taxes ("ASC 740"), may be incomplete upon issuance of an entity's financial statements and provides a one-year measurement period from the enactment date to complete the accounting under ASC 740. The Company has completed its accounting for all material tax effects of the TCJA and recognized adjustments as of December 31, 2018.

The TCJA includes a new Base Erosion and Anti-Abuse Minimum Tax ("BEAT") provision, which is essentially a minimum tax that is potentially applicable to certain otherwise deductible payments made by U.S. entities to non-U.S. affiliates, including cross-border interest payments and reinsurance premiums. The statutory BEAT rate is 10% in 2019-2025, and then rises to 12.5% in 2026 and thereafter. The TCJA also includes provisions for Global Intangible Low-Taxed Income ("GILTI") under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries. Consistent with accounting guidance, Sirius Group will treat BEAT as an in period tax charge when incurred in future periods for which no deferred taxes need to be provided and has made an accounting policy election to treat GILTI taxes in a similar manner. No provision for income taxes related to BEAT or GILTI was recorded as of March 31, 2019 and December 31, 2018.

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

Deferred tax asset, net of valuation allowance

Sirius Group's net deferred tax liability, net of the valuation allowance as of March 31, 2019 was $59.0 million. Of the $59.0 million, $33.1 million relates to net deferred tax assets in U.S. subsidiaries, $131.5 million relates to net deferred tax assets in Luxembourg subsidiaries, $11.5 million relates to net deferred tax assets in United Kingdom subsidiaries, $230.6 million relates to net deferred tax liabilities in Sweden subsidiaries, and $4.5 million relates to other net deferred tax liabilities.

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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

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

As of March 31, 2019, the total reserve for unrecognized tax benefits is $63.3 million. If Sirius Group determines in the future that its reserves for unrecognized tax benefits on permanent differences and interest and penalties are not needed, the reversal of $63.2 million of such reserves as of March 31, 2019 would be recorded as an income tax benefit and would impact the effective tax rate. If Sirius Group determines in the future that its reserves for unrecognized tax benefits on temporary differences are not needed, the reversal of $0.1 million of such reserves as of March 31, 2019 would not impact the effective tax rate due to deferred tax accounting but would accelerate the payment of cash to the taxing authority. Most of Sirius Group's reserves for unrecognized tax benefits on permanent differences relate to interest deductions denied by the Swedish Tax Authority ("STA"), as described further below.

The Swedish Tax Authority ("STA") has denied deductions claimed by two of the Company's Swedish subsidiaries in certain tax years for interest paid on intra-group debt instruments. Sirius Group has challenged the STA's denial in court based on the technical merits. In October 2018, one of the Swedish subsidiaries received an adverse decision from Sweden's Administrative Court, which Sirius Group has appealed. Sirius Group has taken into account this and other relevant developments in applicable Swedish tax law and has established a reserve for this uncertain tax position. As of March 31, 2019, the total amount of such reserve was $63.0 million.

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

Note 11. Derivatives

Interest Rate Cap

Sirius Group entered into an interest rate swap ("Interest Rate Cap") with two financial institutions where it paid an upfront premium and in return receives a series of quarterly payments based on the 3-month London Interbank Offered Rate ("LIBOR") at the time of payment. The Interest Rate Cap does not qualify for hedge accounting. Changes in fair value are recognized as unrealized gains or losses and are presented within Other revenue. The fair value of the interest rate cap has been estimated using a single broker quote and, accordingly, has been classified as a

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Level 3 measurement as of March 31, 2019 and December 31, 2018. Collateral held is recorded within short-term investments with an equal amount recognized as a liability to return collateral. Sirius Group's liability to return that collateral is based on the amounts provided by the counterparties and investment earnings thereon. The following table summarizes the Interest Rate Cap collateral balances held by Sirius Group and ratings by counterparty:

	March 31, 2019

(Millions)	Collateral Balances Held	S & P Rating(1)

Barclays Bank Plc	$0.1	A
Nordea Bank Abp	0.1	AA-

Total	$0.2

(1)Standard & Poor's ratings as detailed above are: "AA-" (Very Strong, which is the fourth highest of twenty-three creditworthiness ratings) and "A" (Strong, which is the sixth highest of twenty-three credit worthiness ratings).

Foreign currency swaps

Sirius Group executes foreign currency swaps to manage foreign currency exposure. The foreign currency swaps have not been designated or accounted for under hedge accounting. Changes in fair value are recognized as unrealized gains or losses and are presented within Net foreign exchange gains (losses). The fair value of the foreign currency swaps has been estimated using a single broker quote and, accordingly, has been classified as a Level 3 measurement as of March 31, 2019 and December 31, 2018. Sirius Group does not provide or hold any collateral associated with the swaps.

Foreign currency forward

Sirius Group executes foreign currency forwards to manage currency exposure against a foreign currency investment. The foreign currency forwards are not designated or accounted for under hedge accounting. Changes in fair value are recognized as unrealized gains or losses and are presented within Net foreign exchange gains (losses). The fair value of the foreign currency forwards are estimated using a single broker quote and accordingly, classified as a Level 3 measurement. Sirius Group did not provide or hold any collateral associated with the forwards.

Weather derivatives

Sirius Group holds assets and assumes liabilities related to weather and weather contingent risk management products. Weather and weather contingent derivative contracts are entered into with the objective of generating profits in normal climatic conditions. Accordingly, Sirius Group's weather and weather contingent derivatives are not designed to meet the criteria for hedge accounting under GAAP. Sirius Group receives payment of premium at the contract inception in exchange for bearing the risk of variations in a quantifiable weather index. Changes in fair value are recognized as unrealized gains or losses and are presented within Other revenue. The fair value of the weather derivatives was estimated using a broker quote. Because of the significance of the unobservable inputs used to estimate the fair value of Sirius Group's weather risk contracts, the fair value measurements of the contracts are deemed to be Level 3 measurements in the fair value hierarchy as of March 31, 2019 and December 31, 2018. Sirius Group does not provide or hold any collateral associated with the weather derivatives.

Equity futures contracts

Sirius Group executes trades in equity futures contracts to hedge against long positions in Common equities. The equity futures contracts are not designated or accounted for under hedge accounting. Changes in fair value are presented within Net realized investment gains (losses). The fair value of the equity put options is widely available and have quoted prices in active markets and accordingly, were classified as a Level 1 measurement.

Equity put options

Sirius Group executes trades in equity put options to hedge against long positions in Common equities. The equity put options are not designated or accounted for under hedge accounting. Changes in fair value are presented within Net unrealized investment (losses) gains. The fair value of the equity put options is widely available and have quoted prices in active markets and accordingly, were classified as a Level 1 measurement.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following tables summarize information on the classification and amount of the fair value of derivatives not designated as hedging instruments within the Company's Consolidated Balance Sheets as at March 31, 2019 and December 31, 2018:

(Millions)	March 31, 2019			December 31, 2018

Derivatives not designated as hedging instruments	Notional Value	Asset derivative at fair value(1)	Liability derivative at fair value(2)	Notional Value	Asset derivative at fair value(1)	Liability derivative at fair value(2)

Interest rate cap	$250.0	$0.1	$-	$250.0	$0.2	$-
Foreign currency swaps	$90.0	$-	$3.8	$45.0	$-	$4.6
Foreign currency forwards	$15.0	$0.2	$-	$-	$-	$-
Weather derivatives	$121.6	$-	$1.3	$150.5	$3.9	$-
Equity futures contracts	$(17.0)	$-	$0.2	$-	$-	$-
Equity put options	$10.9	$0.5	$-	$6.2	$-	$0.5

(1)Asset derivatives are classified within Other assets within the Company's Consolidated Balance Sheets at March 31, 2019 and December 31, 2018.

(2)Liability derivatives are classified within Other liabilities within the Company's Consolidated Balance Sheets at March 31, 2019 and December 31, 2018.

The following table summarizes information on the classification and net impact on earnings, recognized in the Company's Consolidated Statements of (Loss) Income relating to derivatives during the three months ended March 31, 2019 and 2018:

(Millions)		For the three months ended March 31,

Derivatives not designated as hedging instruments	Classification of gains (losses) recognized in earnings	2019	2018

Interest rate cap	Other revenues	$(0.1)	$0.3
Foreign currency swaps	Net foreign exchange gains (losses)	$0.8	$1.3
Foreign currency forwards	Net foreign exchange gains (losses)	$0.2	$-
Weather derivatives	Other revenues	$(6.0)	$1.0
Equity futures contracts	Net realized investment gains (losses)	$(0.6)	$-
Equity futures contracts	Net unrealized investment gains	$(0.2)	$-
Equity put options	Net unrealized investment gains	$(0.4)	$-

Note 12. Share-based compensation

Sirius Group's employee compensation plans include grants for various types of share-based and non share-based compensation awards to key employees of Sirius Group. As at March 31, 2019, Sirius Group's share-based compensation awards consist of performance shares units, restricted share units, and options.

For the three months ended March 31, 2019, Sirius Group granted employees 401,311 performance share units, 1,411,714 restricted share units, and 1,374,944 of officer stock options.

As at March 31, 2019 there were $34.3 million of unrecognized share-based compensation costs, which are expected to be recognized over the next two to 3 years. There were no unrecognized share-based compensation costs as at March 31, 2018.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Note 13. Common shareholder's equity, mezzanine equity, and non-controlling interests

Common shareholder's equity

The authorized share capital of the Company consists of 500,000,000 Common shares, $0.01 par value per share, and 100,000,000 Preference shares, $0.01 par value per share.

The following table presents changes in the Company's issued and outstanding Common shares as at March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,
(Millions)	2019	2018

Common shares:
Shares issued and outstanding, beginning of period	115,151,251	120,000,000
Issuance of shares to directors and employees	111,052	-

Shares issued and outstanding, end of period	115,262,303	120,000,000

Dividends

The Company did not pay dividends to common shareholders during the three months ended March 31, 2019 and 2018.

Mezzanine equity

Series B Preference Shares

On November 5, 2018, in connection with the closing of the Merger, Sirius Group issued 11,901,670 of the 15,000,000 designated Series B preference shares, with a par value of $0.01 per share, as part of the Sirius Group Private Placement. (See Note 3.)

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

The Company adjusts the carrying value of the Series B preference shares to equal the redemption value at the end of each reporting period. At March 31, 2019 and December 31, 2018, the balance of the Series B preference shares was $240.6 million and $232.2 million, respectively.

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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

On November 5, 2018, in connection with the closing of the Merger, the Company redeemed the 100,000 outstanding shares of Series A redeemable preference shares for $95.0 million. Sirius Group recorded a $13.8 million gain on the redemption of the Series A redeemable preference shares.

Non-controlling interests

Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated entities and are presented separately on the balance sheet. At March 31, 2019 and December 31, 2018 Sirius Group's balance sheet included $2.2 million and $1.7 million, respectively, in non-controlling interests.

The following tables show the change in non-controlling interest for the three months ended March 31, 2019 and 2018:

(Millions)	Total

Non-controlling interests as of December 31, 2018	$1.7
Net income attributable to non-controlling interests	0.4
Other, net	0.1

Non-controlling interests as of March 31, 2019	$2.2

(Millions)	Total

Non-controlling interests as of December 31, 2017	$0.2
Net income attributable to non-controlling interests	0.2
Other, net	0.1

Non-controlling interests as of March 31, 2018	$0.5

Alstead Re

As of March 31, 2019 and December 31, 2018, Sirius Group recorded non-controlling interest of $2.1 million and $1.7 million, respectively, in Alstead Re Insurance Company ("Alstead Re"). (See Note 16.)

Note 14. Earnings per share

Basic earnings per share is computed by dividing net income available to Sirius Group common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) available to Sirius Group common shareholders on a diluted basis by the weighted-average number of common shares outstanding adjusted to give effect to potentially dilutive securities.

The Series B preference shares and the Series A redeemable preference shares both qualify as participating securities, which requires the application of the two-class method to compute both basic and diluted earnings per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common shareholders. The Series B preference shares and the Series A redeemable preference shares have no obligation to absorb losses of the Company in periods of net loss.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended March 31, 2019 and 2018:

	For the three months ended March 31,
(Millions, except share and per share information)	2019	2018

Basic earnings per share
Numerator:
Net income	$104.1	$43.3
Less: Income attributable to non-controlling interests	(0.4)	(0.2)
Less: Change in carrying value of Series B preference shares	(8.4)	-
Less: Accrued dividends on Series A redeemable preference shares	-	(2.6)

Net income available for dividends out of undistributed earnings	$95.3	$40.5
Less: Earnings attributable to Series B preference shares	(8.9)	-
Less: Earnings attributable to Series A redeemable preference shares	-	(1.7)

Net income available to Sirius Group common shareholders	$86.4	$38.8

Denominator:
Weighted average shares outstanding for basic earnings per share	115,182,331	120,000,000

Basic earnings per share	$0.75	$0.32

Diluted earnings per share
Numerator:
Net income available to Sirius Group common shareholders	$86.4	$38.8
Add: Change in carrying value of Series B preference shares	8.4	-

Net income available to Sirius Group common shareholders on a diluted basis	$94.8	$38.8

Denominator:
Weighted average shares outstanding for basic earnings per share	115,182,331	120,000,000
Add: Series B preference shares	11,901,670	-
Add: Unvested performance share units and restricted share units	251,313	-

Weighted average shares outstanding for diluted earnings per share(1)	127,335,314	120,000,000

Diluted earnings per share	$0.74	$0.32

(1)As at March 31, 2019, there were a total of 19,510,830 of potentially dilutive securities excluded from the calculation of Diluted earnings per share. As at March 31, 2018, there were no potentially dilutive securities excluded from the calculation of Diluted earnings per share.

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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following table presents the components of Other long-term investments as of March 31, 2019 and December 31, 2018:

(Millions)	March 31, 2019	December 31, 2018

Equity method eligible unconsolidated entities, at fair value	$167.5	$169.4
Other unconsolidated investments, at fair value(1)	222.2	195.6

Total Other long-term investments(2)	$389.7	$365.0

(1)Includes Other long-term investments that are not equity method eligible.

(2)There were no investments accounted for using the equity method as of March 31, 2019 and December 31, 2018.

Equity method eligible unconsolidated entities, at fair value

Sirius Group has elected the fair value option to account for its equity method eligible investments accounted for as part of Other long-term investments for consistency of presentation with the rest of its investment portfolio. The following table presents Sirius Group's investments in equity method eligible unconsolidated entities as of March 31, 2019 and December 31, 2018 with ownership interest greater than 20%:

	Ownership interest at
Investee	March 31, 2019	December 31, 2018	Instrument Held

BE Reinsurance Limited	25.0%	25.0%	Common shares
BioVentures Investors (Offshore) IV LP	73.0%	73.0%	Units
Camden Partners Strategic Fund V (Cayman), LP	39.4%	36.4%	Units
NEC Cypress Buyer LLC	23.5%	13.3%	Units
New Energy Capital Infrastructure Credit Fund LP(1)	18.3%	22.9%	Units
New Energy Capital Infrastructure Offshore Credit Fund LP(1)	12.2%	54.9%	Units
Scion G7, LP	28.3%	28.8%	Units
Tuckerman Capital V LP	48.3%	47.6%	Units
Tuckerman Capital V Co-Investment I LP	49.5%	47.7%	Units

(1)The ownership percentage of New Energy Capital Infrastructure Credit Fund LP and New Energy Capital Infrastructure Offshore Credit Fund LP was greater than 20% at December 31, 2018 but was less than 20% at March 31, 2019 and is included in the table for comparative purposes.

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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Sirius Group has determined that Alstead Re is a VIE for which Sirius Group is the primary beneficiary and is required to consolidate it. The following table presents Alstead Re's assets and liabilities, as classified in the Consolidated Balance Sheets as at March 31, 2019 and December 31, 2018:

(Millions)	March 31, 2019	December 31, 2018

Assets:
Fixed maturity investments, trading at fair value	$3.9	$4.0
Short-term investments, at fair value	0.4	0.3
Cash	0.2	0.2

Total investments	4.5	4.5
Insurance and reinsurance premiums receivable	1.5	0.1
Funds held by ceding companies	4.7	3.7
Deferred acquisition costs	0.5	5.2
Other assets	0.1	0.9

Total assets	$11.3	$14.4

Liabilities
Loss and loss adjustment expense reserves	$3.0	$4.6
Unearned insurance and reinsurance premiums	1.7	3.7
Other liabilities	0.1	-

Total liabilities	$4.8	$8.3

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

The following table presents total assets of unconsolidated VIEs in which Sirius Group holds a variable interest, as well as the maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss

(Millions)	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total

March 31, 2019
Other long-term investments(1)	$220.6	$118.5	$25.3	$143.8

Total at March 31, 2019	$220.6	$118.5	$25.3	$143.8

December 31, 2018
Other long-term investments(1)	$209.1	$103.1	$32.0	$135.1

Total at December 31, 2018	$209.1	$103.1	$32.0	$135.1

(1)Comprised primarily of hedge funds and private equity funds.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Note 17. Transactions with related parties

(Re)insurance contracts

In the normal course of business, Sirius Group enters into insurance and reinsurance contracts with certain of its insurance and MGU affiliates, or their subsidiaries. During the three months ended March 31, 2019 and 2018, these contracts resulted in gross written premiums of $24.1 million and $19.3 million, respectively. As at March 31, 2019 and December 31, 2018, Sirius Group had total receivables due from affiliates of $19.4 million and 14.3 million, respectively. As at March 31, 2019, Sirius Group had total payables due to affiliates of $0.7 million. As at December 31, 2018 Sirius Group did not have any payables due to affiliates.

Other

Meyer "Sandy" Frucher is the Company's Interim Chairman of the board of directors and is also Vice Chairman of Nasdaq, Inc. The Company is traded on the Nasdaq Global Select Market and has business transactions that are related to its listing on the exchange under the normal course of business. (See Note 3.)

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

Leases

Sirius Group leases office space and equipment under various noncancellable operating lease agreements. The average life of the office leases is 7 years and the equipment leases is 3 years.

During the three months ended March 31, 2019, Sirius Group recognized operating lease expense of $2.6 million, including property taxes and routine maintenance expense as well as rental expenses related to short term leases. As at March 31, 2019, Sirius Group had $32.0 million operating lease right-of-use assets included in Other assets. As at March 31, 2019, Sirius Group had $33.9 million operating lease liability included in Other liabilities.

The following table presents the lease balances within the Consolidated Balance Sheets as at March 31, 2019:

(millions)	Balance Sheet Classification	March 31, 2019

Operating lease right-of-use assets	Other assets	$32.0
Current lease liabilities	Other liabilities	$9.8
Non-current lease liabilities	Other liabilities	$24.1

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following table presents weighted average remaining lease term and weighted average discount rate as at March 31, 2019:

Weighted average lease term (years) as at March 31, 2019:
Leased offices	7.0 years
Leased equipment	3.0 years
Weighted average discount rate:
Leased offices	3.8%
Leased equipment	3.4%

The following table presents future annual minimum rental payments required under non-cancellable leases and the present value discount to arrive at total lease liability as at March 31, 2019:

(Millions)	Future Payments

2019	$7.7
2020	8.9
2021	7.4
2022	6.6
2023	4.2
2024 and after	2.0

Total future annual minimum rental payments as at March 31, 2019	36.8
Less: present value discount	(2.9)

Total lease liability as at March 31, 2019	$33.9

As of March 31, 2019, the Company's future operating lease obligations that have not yet commenced are immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis ("MD&A") of the Company's unaudited consolidated results of operations for the three months ended March 31, 2019 and 2018 and the Company's consolidated financial condition, liquidity and capital resources as of March 31, 2019 and December 31, 2018. This discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes appearing in our annual Report on Form 10-K for the year ended December 31, 2018 (our "2018 Annual Report"), filed with the Securities and Exchange Commission ("SEC") on March 14, 2019, and the Company's Unaudited Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP").

The following MD&A includes forward-looking statements, which are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed or implied by our forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements".

INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Sirius Group is a Bermuda exempted company whose principal businesses are conducted through its insurance and reinsurance subsidiaries and other affiliates. Sirius Group's subsidiaries, including Sirius Bermuda Insurance Company Ltd. ("Sirius Bermuda"), Sirius International Insurance Corporation ("Sirius International"), Sirius America Insurance Company ("Sirius America") and Lloyd's Syndicate 1945 ("Syndicate 1945"), provide insurance, reinsurance and insurance services on a worldwide basis. Sirius Group writes treaty and facultative reinsurance, as well as primary insurance. In recent years, Sirius Group expanded its accident and health primary business capabilities in the U.S. via the acquisitions of International Medical Group Acquisition, Inc. ("IMG") and ArmadaCorp Capital, LLC ("Armada") in 2017. In addition to growing in accident and health insurance, Sirius Group further expanded its primary insurance platform launching its primary Surety and Environmental insurance platforms in the U.S. in late 2017. In mid-2018, Sirius Group began writing primary Casualty insurance through Pie Insurance Holdings, Inc. ("Pie Insurance"), a start-up specializing in a data driven approach to workers compensation insurance. Sirius Group also has a minority investment in Pie Insurance and carrier relationship. In addition to these primary insurance platforms, Sirius Group re-entered the U.S. Casualty reinsurance market in early 2017.

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

•
Runoff & Other—The Runoff & Other segment consists of asbestos risks, environmental risks and other long-tailed liability exposures, in addition to results from Sirius Global Solutions Holding Company ("Sirius Global Solutions"), which specializes in the acquisition and management of runoff liabilities for insurance and reinsurance companies, both in the U.S. and internationally.

Executive Summary

Three Months Ended March 31, 2019 and 2018

Sirius Group ended the first quarter of 2019 with net income attributable to common shareholders of $95 million and basic earnings per common share of $0.75. This compares to net income attributable to common shareholders of $41 million and basic earnings per common share of $0.32 for the three months ended March 31, 2018. The increase was primarily due to higher net realized and unrealized investment gains. The three months ended March 31, 2019 results included $17 million of net unfavorable prior year loss reserve development compared to $3 million of net favorable prior year loss reserve development for the three months ended March 31, 2018. During the three months ended March 31, 2019, Sirius Group recorded catastrophe losses, net of reinsurance and reinstatement premiums, of $2 million compared to $3 million for the three months ended March 31, 2018.

Sirius Group's combined ratio was 91% for the three months ended March 31, 2019 compared to 87% for the three months ended March 31, 2018. The increase in the combined ratio was driven primarily by net unfavorable prior year loss reserve development. The combined ratio for the three months ended March 31, 2019 was impacted by five points of net unfavorable prior year loss reserve development compared to one point of net favorable prior year loss reserve development for the three months ended March 31, 2018. Sirius Group's combined ratio included one point of catastrophe losses for each of the three months ended March 31, 2019 and 2018.

Book Value Per Common Share

Sirius Group ended the first three months of 2019 with book value per common share of $15.38 compared to book value per common share of $14.80 as of December 31, 2018, an increase of 3.9% due to comprehensive income of $76 million recognized for the three months ended March 31, 2019. Total common shareholders' equity at the end of the first quarter of 2019 was $1,773 million compared to $1,704 million as of December 31, 2018.

Return on Equity

The return on net income attributable to common shareholders on beginning common shareholders' equity was 5.6% for the three months ended March 31, 2019 compared to 2.1% for the three months ended March 31, 2018 due to the net income recognized.

Adjusted Book Value Per Share

Sirius Group ended the first three months of 2019 with Adjusted book value per share of $15.82 which assumes that the Series B preference shares will convert into common shares on a one-for-one basis, in addition to the effects of share-based compensation programs, compared to $15.24 as of December 31, 2018, an increase of 3.8%, due to the comprehensive income recognized. As of March 31, 2019, Adjusted book value and Adjusted book value per share include the earned effects of share-based compensation awards issued during 2019.

See "Non-GAAP Financial Measures" for an explanation and calculation of Adjusted book value and Adjusted book value per share.

Operating income attributable to common shareholders

For the three months ended March 31, 2019, Operating income attributable to common shareholders was $13 million compared to $31 million for three months ended March 31, 2018, primarily due to lower net underwriting gains, lower net service fee income, and a loss on the change in fair value of weather derivatives.

See "Non-GAAP Financial Measures" for an explanation and calculation of Operating income attributable to common shareholders.

Consolidated Results of Operations – Three Months Ended March 31, 2019 and 2018

(Expressed in millions of U.S. dollars, except share and per share information)

	Three Months Ended March 31,

	2019	2018

Revenues
Gross written premiums	$622.3	$615.2

Net written premiums	$484.8	$469.4

Net earned insurance and reinsurance premiums	$311.9	$284.5
Net investment income	20.1	10.8
Net realized investment gains (losses)	9.0	(3.7)
Net unrealized investment gains	74.0	16.0
Net foreign exchange gains (losses)	5.1	(3.5)
Other revenue	19.6	23.4

Total revenues	439.7	327.5

Expenses
Loss and loss adjustment expenses ("LAE")	183.9	141.0
Insurance and reinsurance acquisition expenses	63.3	63.0
Other underwriting expenses	35.3	43.2
General and administrative expenses	24.4	14.3
Intangible asset amortization expenses	3.9	3.9
Interest expense on debt	7.6	7.7

Total expenses	318.4	273.1

Pre-tax income	121.3	54.4
Income tax expense	(17.2)	(11.1)

Net income	104.1	43.3
Income attributable to non-controlling interests	(0.4)	(0.2)

Net income attributable to Sirius Group	103.7	43.1
Change in carrying value of Series B preference shares	(8.4)	—
Accrued dividends on Series A redeemable preference shares	—	(2.6)

Net income attributable to Sirius Group's common shareholders	$95.3	$40.5

Comprehensive income
Net income	$104.1	$43.3
Other comprehensive (loss), net of tax
Change in foreign currency translation, net of tax	(27.8)	(13.4)

Total other comprehensive (loss)	(27.8)	(13.4)

Comprehensive income	76.3	29.9
Income attributable to non-controlling interests	(0.4)	(0.2)

Comprehensive income attributable to Sirius Group	$75.9	$29.7

Ratios:
Loss ratio(1)	59.0%	49.6%
Acquisition expense ratio(2)	20.3%	22.1%
Other underwriting expense ratio(3)	11.3%	15.2%

Combined ratio(4)	90.6%	86.9%

Selected financial data:
Basic earnings per common share and common shares equivalent	$0.75	$0.32
Diluted earnings per common share and common shares equivalent	$0.74	$0.32
Basic weighted average number of common shares and common share equivalents outstanding	115,182,331	120,000,000
Diluted weighted average number of common shares and common share equivalents outstanding	127,335,314	120,000,000
Return on equity(5)	5.6%	2.1%
Operating income attributable to common shareholders(6)	$12.9	$30.9

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

(5) Return on equity is calculated by dividing net income attributable to Sirius Group's common shareholders for the period by the beginning common shareholders' equity.

(6) Operating income attributable to common shareholders is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for an explanation and calculation of Operating income attributable to common shareholders.

	As of March 31, 2019	As of December 31, 2018

Selected balance sheet data:
Common shares outstanding	115,262,303	115,151,251
Series B preference shares outstanding	11,901,670	11,901,670
Earned share-based compensation awards, excluding stock options	95,541	-
Earned portion of Stock option awards issued	38,193	-

Adjusted shares outstanding(1)	127,297,707	127,052,921
Total common shareholders' equity	$1,773.0	$1,704.5
Series B preference shares	240.6	232.2
Earned portion of future proceeds from stock option awards	0.5	-

Adjusted book value(1)	$2,014.1	$1,936.7
Book value per common share	$15.38	$14.80
Adjusted book value per share(1)	$15.82	$15.24

(1)Adjusted shares outstanding, Adjusted book value, and Adjusted book value per share are non-GAAP financial measures. See "Non-GAAP Financial Measures" for an explanation and calculation of Adjusted share outstanding, Adjusted book value, and Adjusted book value per share.

Three Months Ended March 31, 2019 and 2018

Gross written premiums – Gross written premiums for the three months ended March 31, 2019 was $622 million, an increase of $7 million or 1% compared to gross written premiums of $615 million for the three months ended March 31, 2018, with Global A&H up 16%, Specialty & Casualty up 4%, and Global Property down 5%. See "Results of reportable segments" below.

Net written premiums – Net written premiums for the three months ended March 31, 2019 was $485 million, an increase of $16 million or 3% compared to net written premiums of $469 million for the three months ended March 31, 2018, with Global A&H up 16%, Specialty & Casualty up 7%, and Global Property down 2%. See "Results of reportable segments" below.

Net earned insurance and reinsurance premiums – Net earned insurance and reinsurance premiums for the three months ended March 31, 2019 was $312 million, an increase of $27 million or 9% compared to net earned insurance and reinsurance premiums of $285 million for the three months ended March 31, 2018, with Specialty & Casualty up 41%, Global A&H up 9%, and Global Property up 3%. See "Results of reportable segments" below.

Net investment income, Net realized investment gains (losses), Net unrealized investment gains and Net foreign exchange gains (losses) – Net investment income increased 82% to $20 million for the three months ended March 31, 2019 from $11 million for the three months ended March 31, 2018 due to a higher interest rate environment. Sirius Group reported net realized investment gains of $9 million for the three months ended March 31, 2019, which included $11 million of net realized foreign currency gains, compared to net realized investment (losses) of $(4) million for the three months ended March 31, 2018, which included $(1) million of net realized foreign currency (losses). Net unrealized investment gains were $74 million for the three months ended March 31, 2019, which included $25 million of net unrealized foreign currency gains, compared to net unrealized investment gains of $16 million for the three months ended March 31, 2018, which included $19 million of net unrealized foreign currency gains. See "Summary of investment results" below. Additionally, Sirius Group recorded $5 million of non-investment related foreign exchange gains for the three months ended March 31, 2019 compared to $(4) million of non-investment related foreign exchange (losses) for the three months ended March 31, 2018. Included in the amount for the three months ended March 31, 2019 is $11 million of favorable currency movement compared to $6 million of favorable currency movement for the three months ended March 31, 2018 on the 2017 SEK Subordinated Notes. See "Foreign currency translation" below.

Other revenue – Other revenue decreased to $20 million for the three months ended March 31, 2019 from $23 million for the three months ended March 31, 2018. The decrease in other revenue was primarily attributable to a $6 million loss on the change in the fair value of weather derivatives, which was partially offset by an increase in service fee revenue in Global A&H.

Loss and loss adjustment expenses – Loss and loss adjustment expenses increased 30% to $184 million for the three months ended March 31, 2019 from $141 million for the three months ended March 31, 2018, primarily due to higher net unfavorable prior year loss reserve development and increased net earned insurance and reinsurance premiums for the three months ended March 31, 2019. See "Results of reportable segments" below.

Insurance and reinsurance acquisition expenses – Insurance and reinsurance acquisition expenses was $63 million for the three months ended March 31, 2019 and 2018 as higher acquisition expenses for Specialty & Casualty were offset by lower acquisition expenses for Global Property and Global A&H, primarily due to business mix. See "Results of reportable segments" below.

Other underwriting expenses – Other underwriting expenses decreased 19% to $35 million for the three months ended March 31, 2019 from $43 million for the three months ended March 31, 2018 primarily due to lower variable incentive compensation expense. In addition, higher operating expenses were included in other underwriting expenses for the MGUs, representing costs associated with the support of the Global A&H underwriting team. See "Results of reportable segments" below.

General and administrative expenses – General and administrative expenses increased 71% to $24 million for the three months ended March 31, 2019 from $14 million for the three months ended March 31, 2018 primarily due to an increase in expenses related to IMG and Armada.

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

A summary of Sirius Group's total pre-tax net investment results and performance metrics for the three months ended March 31, 2019 and 2018 follows:

	For the Three Months Ended March 31,

(Millions)	2019	2018

Pre-tax investment results
Net investment income	$20.1	$10.8
Net realized and unrealized investment gains(1)	83.0	12.3
Change in foreign currency translation on investments recognized through other comprehensive income(2)	(41.7)	(16.9)

Net pre-tax investment gains	$61.4	$6.2

(1) Includes foreign exchange gains for the three months ended March 31, 2019 and 2018 of $35.9 million and $17.8 million, respectively.

(2) Excludes non-investment related foreign exchange gains (losses) for the three months ended March 31, 2019 and 2018 of $5.1 million and $(3.5) million, respectively.

	For the Three Months Ended March 31,

	2019	2018

Performance metrics
Total fixed income investment returns:
In U.S. dollars	1.1%	-0.1%
In local currencies	1.2%	0.0%
Bloomberg Barclays US Agg 1-3 Year Total Return Value Unhedged USD	1.2%	-0.2%
OMX Stockholm OMRX Total Bond Index	0.9%	0.4%
Total equity securities and other long-term investments returns:
In U.S. dollars	6.0%	2.1%
In local currencies	5.9%	1.7%
S&P 500 Index (total return)	13.6%	-0.8%
Total consolidated portfolio
In U.S. dollars	1.9%	0.2%
In local currencies	2.0%	0.2%

Three months ended March 31, 2019 and 2018

Sirius Group's pre-tax total gross return on invested assets was 1.9% for the three months ended March 31, 2019 compared to 0.2% for the three months ended March 31, 2018. The result for the three months ended March 31, 2019 included foreign currency losses on investments, which decreased the total pre-tax return by 0.1%. The quarterly currency loss was generated mainly from Swedish kronor ("SEK") holdings as the SEK weakened against the U.S. dollar.

Net investment income was $20 million for the three months ended March 31, 2019 compared to $11 million for the three months ended March 31, 2018. The increase was driven by a higher interest rate environment for the three months ended March 31, 2019.

Net realized and unrealized investment gains (losses) on investments, excluding foreign currency, were $47 million for the three months ended March 31, 2019 compared to $(6) million for the three months ended March 31, 2018. The increase was driven by unrealized investment gains consistent with overall market performance.

Fixed income results (including short-term investments)

As of March 31, 2019, the fixed income portfolio duration was approximately 1.6 years compared to 1.7 years as of December 31, 2018. The average credit quality of the fixed income portfolio, including short-term investments, was AA as of March 31, 2019 and December 31, 2018. As of March 31, 2019 and December 31, 2018, Sirius Group held $369 million and $361 million, respectively, of non-U.S. denominated fixed income securities.

The fixed income portfolio gained 1.1% on a U.S. dollar basis and 1.2% in local currencies for the three months ended March 31, 2019. Our U.S. portfolio returned 1.3% versus the Barclays 1-3 Year Aggregate ("BarcAg1-3") of 1.2%. Our non-U.S. portfolio returned 0.4% in original currencies, which compares to the OMX Stockholm OMRX Total Return Bond Index ("OMRX") of 0.9%.

Fixed income markets globally struggled for the three months ended March 31, 2018. The fixed income portfolio returned (0.1)% for the three months ended March 31, 2018 on a U.S. dollar basis and 0.0% in local currencies. Our U.S. portfolio returned 0.0% versus the BarcAg1-3 of (0.2%). Our non-U.S. portfolio returned 0.2% in original currencies which compared to the OMRX of 0.4%.

Equity securities and other long-term investments results

As of March 31, 2019, the equity and other long-term investments portfolio included $454 million of U.S. dollar and $170 million of non-U.S. dollar denominated securities.

For the three-months ended March 31, 2019, the equity portfolio gained 6.0% on a U.S. dollar basis and 5.9% on a local currency basis. The S&P 500 gained 13.6% for the same period. Performance lagged the S&P 500 in the first quarter of 2019 given the performance of our private equity investments that are in the early stages of the investment period.

As of March 31, 2018, the equity and other long-term investments portfolio included $439 million of U.S. dollar and $149 million of non-U.S. dollar denominated securities.

For the three-months ended March 31, 2018, the equity portfolio returned 2.1% on a U.S. dollar basis and 1.7% in local currencies. The S&P 500 lost 0.8% for the same period.

Foreign Currency Translation

Impact of foreign currency translation

The U.S. dollar is the functional currency for Sirius Group's businesses except for Sirius International, Syndicate 1945, several subsidiaries of IMG, and the Canadian reinsurance operations of Sirius America. Sirius Group also invests in securities denominated in foreign currencies. Assets and liabilities recorded in these foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are converted using the average exchange rates for the period. Net foreign exchange gains and losses arising from the translation of functional currencies into U.S. dollars are reported in common shareholders' equity and in Other comprehensive (loss). As of March 31, 2019 and December 31, 2018, Sirius Group had net unrealized foreign currency translation (losses) of $(230) million and $(202) million, respectively, recorded in Accumulated other comprehensive (loss) on its Consolidated Balance Sheets.

Assets and liabilities relating to foreign operations are remeasured into the functional currency using current exchange rates; revenues and expenses are remeasured into the functional currency using the weighted average exchange rate for the period. The resulting exchange gains and losses are reported as a component of net income in the period in which they arise within Net realized investment gains (losses), Net unrealized investment gains, and Net foreign exchange gains (losses).

The following rates of exchange for the U.S. dollar have been used for translation of assets and liabilities whose functional currency is not the U.S. dollar as of March 31, 2019 and December 31, 2018:

Currency	Closing Rate March 31, 2019	Closing Rate December 31, 2018

Swedish kronor	9.2710	8.9397
British pound	0.7692	0.7850
Euro	0.8906	0.8734
Canadian dollar	1.3359	1.3614

Sirius International holds a large portfolio of investments that are denominated in U.S. dollars, but its functional currency is the SEK. When Sirius International prepares its stand-alone GAAP financial statements, it remeasures its U.S. dollar-denominated investments to SEK and recognizes the related foreign currency remeasurement gains or losses through pre-tax income. When Sirius Group consolidates Sirius International, it translates Sirius International's stand-alone GAAP financial statements to U.S. dollars and recognizes the related foreign currency translation gains or losses through other comprehensive income (loss). Since Sirius Group reports its financial statements in U.S. dollars, there is no net effect to book value per common share or to investment returns from foreign currency translation on its U.S. dollar-denominated investments at Sirius International. However, net realized and unrealized investment gains (losses), other revenues, net income (loss), earnings per share, and other comprehensive income (loss) can be significantly affected during periods of high volatility in the foreign exchange rate between the U.S. dollar and other currencies, especially the SEK.

A summary of the impact of foreign currency translation on Sirius Group's consolidated financial results for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,

(Millions)	2019	2018

Net realized investment gains (losses) - foreign currency(1)	$10.9	$(1.1)
Net unrealized investment gains - foreign currency(2)	25.0	18.9

Net realized and unrealized investment gains - foreign currency	35.9	17.8
Net foreign exchange gains (losses) - foreign currency translation gains (losses)(3)	4.1	(2.1)
Net foreign exchange gains (losses) - currency swaps(3)	1.0	(1.3)
Net foreign exchange (losses) - other(3)	-	(0.1)
Income tax (benefit)	(0.2)	(0.5)

Total foreign currency remeasurement gains recognized through net income, after tax	40.8	13.8
Change in foreign currency translation on investments recognized through other comprehensive (loss), after tax	(41.7)	(20.4)
Change in foreign currency translation on non-investment net liabilities recognized through other comprehensive (loss), after tax	13.9	7.0

Total foreign currency translation (losses) recognized through other comprehensive (loss), after tax	(27.8)	(13.4)

Total foreign currency gains recognized in comprehensive income, after tax	$13.0	$0.4

(1) Component of Net realized investment gains (losses) on the Consolidated Statements of Income

(2) Component of Net unrealized investment gains on the Consolidated Statements of Income

(3) Component of Net foreign exchange gains (losses) on the Consolidated Statements of Income

As of March 31, 2019, the following currencies represented the largest exposure to foreign currency risk as a percentage of Sirius Group's common shareholders' equity: the SEK 5% (short) and the Australian dollar 1% (long). As of December 31, 2018, the following currencies represented the largest exposure to foreign currency risk as a percentage of Sirius Group's common shareholders' equity: the SEK 13% (short) and the Israeli shekel 4% (long).

Investment portfolio composition by currency

As of March 31, 2019 and December 31, 2018, Sirius Group's investment portfolio included approximately $495 million and $468 million of non-U.S. dollar denominated investments, most of which is denominated in SEK, EUR, CAD, NIS, and GBP. The investment values in this portfolio are impacted by changes in the exchange rate between the U.S. dollar and those currencies.

Set forth below is the carrying value of our investment holdings in U.S. dollars and foreign currencies as of March 31, 2019 and December 31, 2018:

	Carrying Value at March 31, 2019		Carrying Value at December 31, 2018

Currency (Millions)	Local Currency	USD	Local Currency	USD

U.S. dollar	2,969.0	$2,969.0	2,941.6	$2,941.6
Swedish kronor	1,408.3	151.9	1,348.1	150.8
Euro	101.6	114.1	105.2	120.5
Canadian dollar	86.7	65.1	84.0	61.7
Israeli shekel	230.5	63.5	232.7	62.1
British pound	6.4	8.3	8.2	10.4
Other	-	92.2	-	62.6

Total investments		$3,464.1		$3,409.7

Results of Reportable Segments

Global Property

Global Property consists of Sirius Group's underwriting lines of business which offer other property insurance and reinsurance, property catastrophe excess reinsurance, and agriculture reinsurance on a worldwide basis.

	Three months ended March 31,

Global Property (Millions)	2019	2018

Gross written premiums	$330.7	$346.6
Net written premiums	241.3	247.2
Net earned insurance and reinsurance premiums	139.7	136.1
Loss and allocated LAE	(62.6)	(70.4)
Insurance and reinsurance acquisition expenses	(25.8)	(29.3)

Technical profit	$51.3	$36.4

Unallocated LAE	(2.1)	(1.9)
Other underwriting expenses	(16.2)	(17.4)

Underwriting income	$33.0	$17.1

Ratios:
Loss ratio(1)	46.3%	53.1%
Acquisition expense ratio(2)	18.5%	21.5%
Other underwriting expense ratio(3)	11.6%	12.8%

Combined ratio(4)	76.4%	87.4%

(1) The loss ratio is calculated by dividing the sum of loss and allocated LAE and Unallocated LAE expenses by net earned insurance and reinsurance premiums.

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

Three months ended March 31, 2019 and 2018

Gross written premiums decreased 5% to $331 million for the three months ended March 31, 2019 from $347 million for the three months ended March 31, 2018, due primarily to a decrease in Other Property ($20 million) from reductions in treaty participations and the non-renewal of certain accounts due to underwriting performance. These decreases were partially offset by an increase in premiums from a fronting arrangement ($17 million), which records offsetting gross and ceded loss and commission results, less a margin to Sirius Group. Net written premiums decreased 2% to $241 million for the three months ended March 31, 2019 from $247 million for the three months ended March 31, 2018, due to a decrease in Other Property ($28 million) for the reasons mentioned above. The Other Property fronting arrangement did not significantly impact Global Property's net written or earned insurance and reinsurance premiums for either the 2019 or 2018 periods.

Global Property produced a net combined ratio of 76% for the three months ended March 31, 2019 compared to 87% for the three months ended March 31, 2018. The decrease in the combined ratio was driven primarily by a decrease in net unfavorable prior year loss reserve development and lower net commissions, primarily due to business mix.

Global Property recorded underwriting income of $33 million and $17 million for the three month periods ended March 31, 2019 and 2018, respectively. The three months ended March 31, 2019 included $2 million (1 point) of catastrophe losses compared to $3 million (2 points) for the three months ended March 31, 2018. Net unfavorable prior year loss reserve development was $12 million (9 points) for the three months ended March 31, 2019 compared to $17 million (13 points) of net unfavorable prior year loss reserve development for the three months ended March 31, 2018. For the three months ended March 31, 2019, unfavorable prior year loss reserve development in Other Property ($26 million) was partially offset by favorable loss reserve development in Property Catastrophe Excess ($11 million) and Agriculture ($4 million). The unfavorable prior year loss reserve development in Global Property was driven by higher than expected loss reporting from recent accident years, including $16 million from prior year catastrophe events, mainly Hurricanes Irma, Michael, and Florence. A portion of this unfavorable loss reserve development is due to projected increased costs for claims adjusting associated with insureds' assignment of benefits to third parties, primarily associated with Hurricanes lrma and Michael exposures. For the three months ended March 31, 2018, unfavorable prior year loss reserve development was recorded in Other Property ($12 million) and Property Catastrophe Excess ($6 million).

Global Property gross written premiums

	Three months ended March 31,

Global Property (Millions)	2019	2018

Property catastrophe excess	$165.3	$166.6
Other property	152.8	172.7
Agriculture	12.6	7.3

Total	$330.7	$346.6

Three months ended March 31, 2019 and 2018

Gross written premiums decreased 5% to $331 million for the three months ended March 31, 2019 from $347 million for the three months ended March 31, 2018, from reductions in treaty participations and the non-renewal of certain accounts due to underwriting performance.

Global Property net earned insurance and reinsurance premiums

	Three months ended March 31,

Global Property (Millions)	2019	2018

Other property	$90.4	$93.3
Property catastrophe excess	44.1	42.4
Agriculture	5.2	0.4

Total	$139.7	$136.1

Three months ended March 31, 2019 and 2018

Net earned insurance and reinsurance premiums increased 3% to $140 million for the three months ended March 31, 2019 from $136 million for the three months ended March 31, 2018. The Other Property fronting arrangement did not significantly impact Global Property's net earned insurance and reinsurance premiums for either the 2019 or 2018 periods.

Global A&H

Global A&H consists of Sirius Group's Global A&H insurance and reinsurance underwriting unit along with two MGUs (IMG and Armada).

	Three months ended March 31,

Global A&H (Millions)	2019	2018

Gross written premiums	$169.3	$145.6
Net written premiums	134.9	115.5
Net earned insurance and reinsurance premiums	96.1	88.0
Loss and allocated LAE	(63.2)	(45.8)
Insurance and reinsurance acquisition expenses	(26.6)	(29.2)

Technical profit	$6.3	$13.0

Unallocated LAE	(1.5)	(1.6)
Other underwriting expenses	(6.1)	(8.0)

Underwriting (loss) income	$(1.3)	$3.4

Service fee revenue	36.3	32.8
MGU unallocated LAE	(4.1)	-
MGU other underwriting expenses	(2.7)	(8.4)
MGU general and administrative expenses	(16.2)	(9.5)

Underwriting income, including net service fee income	$12.0	$18.3

Ratios:
Loss ratio(1)	67.3%	53.9%
Acquisition expense ratio(2)	27.7%	33.2%
Other underwriting expense ratio(3)	6.3%	9.1%

Combined ratio(4)	101.3%	96.2%

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

Three months ended March 31, 2019 and 2018

Gross written premiums increased 16% to $169 million for the three months ended March 31, 2019 from $146 million for the three months ended March 31, 2018, due to higher primary insurance writings, for risks primarily originating from the U.S. Net written premiums increased 16% to $135 million for the three months ended March 31, 2019 from $116 million for the three months ended March 31, 2018 due to the same reason.

Global A&H produced a net combined ratio of 101% for the three months ended March 31, 2019 compared to 96% for the three months ended March 31, 2018. The increase in the net combined ratio was due to net unfavorable prior year loss reserve development of $5 million (5 points) for the three months ended March 31, 2019 compared to $4 million (5 points) of net favorable prior year loss reserve development for the three months ended March 31, 2018. The net unfavorable loss reserve development recorded for the three months ended March 31, 2019 was due to higher than expected claims activity. The decrease in the acquisition expense ratio from the prior period was due to business mix as increased primary insurance writings, for risks originating from the U.S., are recorded at lower net commission ratios.

Underwriting income, including net service fee income, for Global A&H was $12 million for the three months ended March 31, 2019, compared to $18 million for the three months ended March 31, 2018. The decrease was driven primarily by the higher net unfavorable prior year loss reserve development recorded for the three months ended March 31, 2019.

Specialty & Casualty

Specialty & Casualty consists of Sirius Group's insurance and reinsurance underwriting units which, offer specialty & casualty product lines on a worldwide basis.

	Three months ended March 31,

Specialty & Casualty (Millions)	2019	2018

Gross written premiums	$120.9	$115.5
Net written premiums	108.2	100.6
Net earned insurance and reinsurance premiums	75.7	54.4
Loss and allocated LAE	(47.6)	(21.6)
Insurance and reinsurance acquisition expenses	(20.5)	(14.1)

Technical profit	$7.6	$18.7

Unallocated LAE	(1.9)	(1.2)
Other underwriting expenses	(8.2)	(8.0)

Underwriting (loss) income	$(2.5)	$9.5

Ratios:
Loss ratio(1)	65.4%	41.9%
Acquisition expense ratio(2)	27.1%	25.9%
Other underwriting expense ratio(3)	10.8%	14.7%

Combined ratio(4)	103.3%	82.5%

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

Three months ended March 31, 2019 and 2018

Gross written premiums increased 4% to $121 million for the three months ended March 31, 2019 from $116 million for the three months ended March 31, 2018, due primarily to increases in Casualty ($35 million) and Environmental ($4 million), offset by decreases in Trade Credit ($21 million), Contingency ($5 million), Aviation & Space ($4 million), and Marine ($4 million). Net written premiums increased 7% to $108 million for the three months ended March 31, 2019 from $101 million for the three months ended March 31, 2018, due mainly to the same lines of business as the gross written premiums increase.

Specialty & Casualty produced a net combined ratio of 103% for the three months ended March 31, 2019 compared to 83% for the three months ended March 31, 2018. The higher net combined ratio was due to a higher Loss ratio driven by lower favorable prior year loss reserve development and higher current year losses in Aviation & Space, which included $3 million from the Ethiopian Airlines plane crash.

Specialty & Casualty recorded an underwriting (loss) of $(3) million for the three months ended March 31, 2019 compared to underwriting income of $10 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, Specialty & Casualty had $1 million (1 point) of net favorable prior year loss reserve development. For the three months ended March 31, 2018, Specialty & Casualty had $7 million (13 points) of net favorable prior year loss reserve development, primarily in Aviation & Space ($10 million).

Specialty & Casualty gross written premiums

	Three months ended March 31,

Specialty & Casualty (Millions)	2019	2018

Casualty	$61.8	$27.1
Trade Credit	19.7	41.0
Aviation & Space	17.3	21.1
Marine	14.4	17.6
Environmental	4.4	0.4
Contingency	1.7	6.9
Surety	1.6	1.4

Total	$120.9	$115.5

Three months ended March 31, 2019 and 2018

Gross written premiums increased 4% to $121 million for the three months ended March 31, 2019 from $116 million for the three months ended March 31, 2018. Increases in gross written premiums were primarily driven by Casualty ($35 million) and Environmental ($4 million), partially offset by decreases in Trade Credit ($21 million), Contingency ($5 million), Aviation & Space ($4 million), and Marine ($4 million). The decrease in Trade Credit was due to the binding of a multi-year treaty in 2018, which did not repeat in 2019.

Specialty & Casualty net earned insurance and reinsurance premiums

	Three months ended March 31,

Specialty & Casualty (Millions)	2019	2018

Casualty	$38.4	$10.7
Aviation & Space	14.6	14.8
Trade Credit	10.8	11.1
Marine	8.5	13.4
Contingency	1.6	4.5
Surety	1.2	(0.1)
Environmental	0.6	-

Total	$75.7	$54.4

Three months ended March 31, 2019 and 2018:

Net earned insurance and reinsurance premiums increased 41% to $76 million for the three months ended March 31, 2019 from $54 million for the three months ended March 31, 2018. Casualty ($27 million) was the main driver for the increase from the prior period.

Runoff & Other

Runoff & Other consists of business related to asbestos and environmental risks and other long-term liability exposures, in addition to results from Sirius Global Solutions, which specializes in the acquisition and management of runoff liabilities for insurance and reinsurance companies both in the U.S. and internationally.

	Three months ended March 31,

Runoff & Other (Millions)	2019	2018

Gross written premiums	$1.4	$7.5
Net written premiums	0.4	6.1
Net earned insurance and reinsurance premiums	0.4	6.0
Loss and allocated LAE	(1.1)	2.4
Insurance and reinsurance acquisition expenses	(0.7)	(0.7)

Technical (loss) profit	$(1.4)	$7.7

Unallocated LAE	(0.5)	(0.9)
Other underwriting expenses	(2.1)	(1.4)

Underwriting (loss) income	$(4.0)	$5.4

General and administrative expenses	(0.8)	(1.1)

Underwriting (loss) income, net of service fee income	$(4.8)	$4.3

Three months ended March 31, 2019 and 2018

Runoff & Other recorded $1 million of gross written premiums for the three months ended March 31, 2019 compared to $8 million of gross written premiums for the three months ended March 31, 2018. Gross written premiums for the three months ended March 31, 2018 related primarily to premiums from an assumed loss portfolio transfer that occurred in the first quarter of 2018.

Runoff & Other recorded underwriting (loss) income of $(5) million and $4 million for three months ended March 31, 2019 and 2018, respectively. Runoff & Other recorded $1 million of net unfavorable prior year loss reserve development for the three months ended March 31, 2019 compared to $9 million of net favorable prior year loss reserve development for the three months ended March 31, 2018. The net favorable loss reserve development for the three months ended March 31, 2018 was due primarily to reductions in World Trade center claims in response to revised information received by the Company.

Reinsurance Protection

The following tables display Sirius Group's underwriting ratios prior to cessions to reinsurers ("Gross"), cessions to reinsurers ("Ceded") and after cessions to reinsurers ("Net") basis.

Three months ended March 31, 2019 and 2018

	Three months ended March 31, 2019

	Global Property	Global A&H	Specialty & Casualty	Total

Gross ratios:
Loss ratio	43.1%	70.5%	61.5%	56.7%
Acquisition expense ratio	22.4%	26.0%	25.2%	21.7%
Other underwriting expense ratio	8.5%	4.7%	10.0%	8.8%

Gross Combined ratio	74.0%	101.2%	96.7%	87.2%

Ceded ratios:
Loss ratio	35.1%	80.1%	13.6%	49.3%
Acquisition expense ratio	32.1%	21.0%	1.4%	26.4%

Ceded Combined ratio	67.2%	101.1%	15.0%	75.7%

Net ratios:
Loss ratio	46.3%	67.3%	65.4%	59.0%
Acquisition expense ratio	18.5%	27.7%	27.1%	20.3%
Other underwriting expense ratio	11.6%	6.3%	10.8%	11.3%

Net Combined ratio	76.4%	101.3%	103.3%	90.6%

Sirius Group's net combined ratio was 4 points higher than the gross combined ratio due to the costs of retrocessional protections with limited ceded loss recoveries for the three months ended March 31, 2019. An Other Property fronting arrangement, which records offsetting gross and ceded loss and commission results, less a margin to Sirius Group, also impacted the gross and ceded loss and commissions for the three months ended March 31, 2019.

	Three months ended March 31, 2018

	Global Property	Global A&H	Specialty & Casualty	Total

Gross ratios:
Loss ratio	50.7%	55.1%	41.8%	49.4%
Acquisition expense ratio	21.0%	30.8%	24.1%	21.4%
Other underwriting expense ratio	9.6%	7.2%	12.9%	9.6%

Gross Combined ratio	81.3%	93.1%	78.8%	80.4%

Ceded ratios:
Loss ratio	43.3%	59.3%	46.8%	49.4%
Acquisition expense ratio	19.3%	22.1%	3.4%	17.9%

Ceded Combined ratio	62.6%	81.4%	50.2%	67.3%

Net ratios:
Loss ratio	53.1%	53.9%	41.9%	49.6%
Acquisition expense ratio	21.5%	33.2%	25.9%	22.1%
Other underwriting expense ratio	12.8%	9.1%	14.7%	15.2%

Net Combined ratio	87.4%	96.2%	82.5%	86.9%

Sirius Group's net combined ratio was 7 points higher than the gross combined ratio for the three months ended March 31, 2018 due to the costs of retrocessional protections with limited ceded loss recoveries and for the three months ended March 31, 2018. An Other Property fronting arrangement, which records offsetting gross and ceded loss and commission results, less a margin to Sirius Group, also impacted the gross and ceded loss and commissions for the three months ended March 31, 2018.

Non-GAAP Financial Measures

In presenting Sirius Group's results, management has included and discussed the following non-GAAP financial measures: Adjusted book value, Adjusted book value per share and Operating income attributable to common shareholders. The Company believes that these non-GAAP measures, which may be defined and calculated differently by other companies, better explain and enhance the understanding of the Company's results of operations. However, these measures should not be viewed as a substitute for those determined in accordance with GAAP.

Adjusted book value per share

Adjusted book value and Adjusted book value per share are non-GAAP financial measures used to show the Company's total worth on a per-share basis and is useful to management and investors in analyzing the intrinsic value of the Company.

Adjusted shares outstanding is derived by summing Common shares outstanding, Series B preference shares outstanding (which were issued to the cornerstone investors), and the Earned portion of share-based compensation awards. Adjusted book value is derived by summing Total common shareholders' equity, the Series B preference share amount reflected in mezzanine equity, and the Earned portion of future proceeds from stock option awards. Outstanding warrants are excluded as they are anti-dilutive as of the respective reporting dates.

As of March 31, 2019, Adjusted book value and Adjusted book value per share include the earned effects of share-based compensation awards issued during 2019.

Adjusted book value per share is derived by dividing the Adjusted book value by the Adjusted shares outstanding. The reconciliation to Total common shareholders' equity and Book value per common share, the most directly comparable GAAP measures, are presented in the table below.

(Expressed in Millions, except share information)	As of March 31, 2019	As of December 31, 2018

Common shares outstanding	115,262,303	115,151,251
Series B preference shares outstanding	11,901,670	11,901,670
Earned share-based compensation awards, excluding stock options	95,541	—
Earned portion of Stock option awards issued	38,193	—

Adjusted shares outstanding	127,297,707	127,052,921
Total common shareholders' equity	$1,773.0	$1,704.5
Series B preference shares	240.6	232.2
Earned portion of future proceeds from stock option awards	0.5	—

Adjusted book value	$2,014.1	$1,936.7
Book value per common share	$15.38	$14.80
Adjusted book value per share	$15.82	$15.24

Operating income attributable to common shareholders

The Company uses Operating income attributable to common shareholders as a measure to evaluate the underlying fundamentals of its operations and believes it to be a useful measure of its core performance. Operating income attributable to common shareholders as used herein differs from net income attributable to common shareholders, which the Company believes is the most directly comparable GAAP measure, by the exclusion of net realized and unrealized gains and losses on investments, net foreign exchange gains (losses) and the associated income tax expense or benefit. The Company's management believes that Operating income attributable to common shareholders is useful to investors because it is more reflective of the Company's core business, as it removes the variability arising from fluctuations in the Company's fixed maturity investment portfolio, equity investments trading, investments-related derivatives, and net foreign exchange gains (losses) and the associated income tax expense or benefit of those fluctuations. The following is a reconciliation of net income attributable to common shareholders to Operating income attributable to common shareholders:

	Three months ended March 31,

(Expressed in Millions)	2019	2018

Net income attributable to common shareholders	$95.3	$40.5
Adjustment for net realized and unrealized (gains) on investments	(83.0)	(12.3)
Adjustment for net foreign exchange (gains) losses	(5.1)	3.5
Adjustment for income tax expense (benefit)(1)	5.7	(0.8)

Operating income attributable to common shareholders	$12.9	$30.9

(1)Adjustment for income tax expense (benefit) represents the income tax (expense) benefit associated with the adjustment for net realized and unrealized (gains) on investments and the income tax expense (benefit) associated with the adjustment for net foreign exchange gains. The income tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors.

Liquidity and Capital Resources

Liquidity is a measure of a company's ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. Sirius Group's insurance and reinsurance operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. Sirius Group manages its liquidity needs primarily through the maintenance of a short duration and high quality fixed income portfolio.

Dividend Capacity

Sirius Group's top tier regulated insurance and reinsurance operating subsidiary is Sirius Bermuda. Sirius Bermuda's ability to pay dividends is limited under Bermuda law and regulations. Under the Insurance Act 1978, Sirius Bermuda is restricted with respect to the payment of dividends. Sirius Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority ("BMA") an affidavit stating that it will continue to meet the required margins following the declaration of those dividends. As of December 31, 2018, Sirius Bermuda could pay approximately $539 million to its parent company, Sirius International Group, Ltd., during 2019. Sirius Bermuda indirectly owns Sirius International, Sirius America and Sirius Group's other insurance and reinsurance operating companies, each of which are limited in their ability to pay dividends by the insurance laws of their relevant jurisdictions. On May 3, 2019, in connection with recent announcements by the China Minsheng Investment Group Corp., Ltd. ("CMIG"), the indirect parent of CM Bermuda Ltd., the Company's majority shareholder, regarding defaults and cross-defaults on certain bonds and other debt obligations issued by CMIG (the "CMIG Defaults"), Sirius Bermuda and Sirius Group entered into a voluntary undertaking with the BMA to provide further comfort to the BMA regarding the potential risks to Sirius Group in connection with the CMIG Defaults, as the group supervisor of Sirius Group and primary regulator of Sirius Bermuda, the designated insurer for group supervisory purposes. Pursuant to the voluntary undertaking, each of Sirius Group and Sirius Bermuda have agreed, until May 3, 2020, (a) to provide ten days prior written notice to the BMA prior to declaring any dividend or capital distribution, which notice shall include an affidavit confirming that the declaration and payment of such dividend would not be in breach of (i) the provisions of section 54 of the Companies Act 1981 in the case of Sirius Bermuda, (ii) the Minimum Liquidity Ratio as defined in the Insurance Act 1978 in the case of Sirius Bermuda; and (iii) the Target Capital Level of 120% of the Enhanced Capital Requirement as defined by the Bermuda Solvency Capital Requirement promulgated by the BMA for Sirius Group and Sirius Bermuda, and a summary description of the use proceeds from such declaration or dividend or capital distribution within Sirius Group or Sirius Bermuda; (b) not to enter into any guarantees, keepwells, loans or other financial arrangements between Sirius Group and CMIG, or provide any credit support with respect to any obligations of CMIG; and (c) not to enter into any related party transaction with CMIG. See Part II, Item 1A of this Quarterly Report on Form 10-Q for additional information regarding the CMIG Defaults.

Sirius International has the ability to pay dividends to Sirius Bermuda subject to the availability of unrestricted equity, calculated in accordance with the Swedish Act on Annual Accounts in Insurance Companies and the Swedish Financial Supervisory Authority (the "SFSA"). Unrestricted equity is calculated on a consolidated group account basis and on a parent account basis. Differences between the two include but are not limited to accounting for goodwill, subsidiaries (with parent accounts stated at original foreign exchange rates), taxes and pensions. Sirius International's ability to pay dividends is limited to the "lower of" unrestricted equity as calculated within the group and parent accounts. As of December 31, 2018, Sirius International had $373 million (based on the December 31, 2018 SEK to USD exchange rate) of unrestricted equity on a parent account basis (the lower of the two approaches) available to pay dividends in 2019. The amount of dividends available to be paid by Sirius International in any given year is also subject to cash flow and earnings generated by Sirius International's business, the maintenance of adequate solvency capital ratios for Sirius International and the consolidated Sirius International UK Holdings Ltd. group, as well as dividends received from its subsidiaries, including Sirius America. Earnings generated by Sirius International's business that are allocated to the Safety Reserve are not available to pay dividends (see "Safety Reserve" below). For the three months ended March 31, 2019, Sirius International did not declare a dividend and paid an insignificant amount of dividends declared in 2017.

Under the normal course of business, Sirius America has the ability to pay dividends to its immediate parent during any twelve-month period without the prior approval of regulatory authorities in an amount set by a formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based on this formula, Sirius America has ordinary dividend capacity as of March 31, 2019, without prior regulatory approval. As of December 31, 2018, Sirius America had $522 million of statutory surplus and $108 million of earned surplus. For the three months ended March 31, 2019, Sirius America did not pay any dividends to its immediate parent.

For the three months ended March 31, 2019, Sirius Group did not pay any dividends. As of March 31, 2019, Sirius Group had $34 million of net unrestricted cash, short-term investments, and fixed maturity investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries.

Capital Maintenance

There is a capital maintenance agreement between Sirius International and Sirius America, which obligates Sirius International to make contributions to Sirius America's surplus in order for Sirius America to maintain surplus equal to at least 125% of the company action level risk-based capital as defined in the National Association of Insurance Commissioners' Property/Casualty Risk-Based Capital Report. The agreement provides for a maximum contribution to Sirius America of $200 million. For the three months ended March 31, 2019, Sirius International did not make any contributions to the surplus of Sirius America.

Safety Reserve

Subject to certain limitations under Swedish law, Sirius International is permitted to transfer pre-tax income amounts into an untaxed reserve referred to as a "Safety Reserve." As of March 31, 2019, Sirius International's Safety Reserve amounted to SEK 10.7 billion, or $1.2 billion (based on the March 31, 2019 SEK to USD exchange rate). Under GAAP, an amount equal to the Safety Reserve, net of a related deferred tax liability established at the Swedish tax rate, is classified as common shareholders' equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities apply no taxes to the Safety Reserve when calculating solvency capital under Swedish insurance regulations.

Pursuant to tax legislation enacted in Sweden in June 2018, the tax rate applicable to Swedish corporations decreased to 21.4% effective as of January 1, 2019, and then will further reduce to 20.6% starting in 2021. The enacted legislation also included a new provision treating an amount equal to 6% of the Safety Reserve balance as of January 1, 2021, as taxable income subject to tax at the applicable 20.6% rate. Based on this new provision, Sirius International's positive effect of the decreased tax rate on the deferred tax liability is offset by an additional deferred tax liability in the amount of $15 million as of December 31, 2018.

Under local statutory requirements, an amount equal to the deferred tax liability on Sirius International's Safety Reserve ($252 million as of March 31, 2019) is included in solvency capital. Access to the Safety Reserve is restricted to coverage of insurance and reinsurance losses and to coverage of a breach of the Solvency Capital Requirement. Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.2 billion balance of the Safety Reserve, without any provision for deferred taxes, in Sirius International's regulatory capital when assessing Sirius International and Sirius Group's financial strength. Subject to certain limitations under Swedish law, Sirius International is permitted to transfer certain portions of its pre-tax income to its Swedish parent companies to minimize taxes (referred to as a group contribution). For the three months ended March 31, 2019, Sirius International did not transfer any of its 2018 pre-tax income via group contributions to its Swedish parent companies.

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

The following table illustrates Sirius Group's consolidated insurance float position as of March 31, 2019 and December 31, 2018:

(Millions)	March 31, 2019		December 31, 2018

Loss and LAE reserves	$1,976.3		$2,016.7
Unearned insurance and reinsurance premiums	860.5		647.2
Ceded reinsurance payable	231.3		206.9
Funds held under reinsurance treaties	123.4		110.6
Deferred tax liability on safety reserve	251.8		261.1

Float liabilities	3,443.3		3,242.5
Cash	116.0		119.4
Reinsurance recoverable on paid and unpaid losses	399.8		405.2
Insurance and reinsurance premiums receivable	818.7		630.6
Funds held by ceding companies	202.8		186.8
Deferred acquisition costs	152.6		141.6
Ceded unearned insurance and reinsurance premiums	200.5		159.8

Float assets	1,890.4		1,643.4

Insurance float	$1,552.9		$1,599.1

Insurance float as a multiple of total capital(1)	0.6	x	0.6	x
Insurance float as a multiple of Sirius Group's common shareholders' equity	0.9	x	0.9	x

(1)See calculation of total capital below in the "Financing" table

Financing

Management believes that Sirius Group has the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, Sirius Group can provide no assurance that, if needed, it would be able to obtain additional debt or equity financing on satisfactory terms, if at all.

The following table summarizes Sirius Group's capital structure as of March 31, 2019 and December 31, 2018:

(Millions)	March 31, 2019	December 31, 2018

2017 SEK Subordinated Notes	$292.7	$303.6
2016 SIG Senior Notes	393.4	393.2

Total debt	686.1	696.8
Series B preference shares	240.6	232.2
Common shareholders' equity	1,773.0	1,704.5

Total capital	$2,699.7	$2,633.5

Total debt to total capital	25%	26%
Total debt and Series B preference shares to total capital	34%	35%

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

Taking into effect the amortization of all underwriting and issuance expenses, and applicable STIBOR, the 2017 SEK Subordinated Notes yield an effective rate of approximately 3.7% per annum. Sirius Group recorded $3 million of interest expense, inclusive of amortization of issuance costs, on the 2017 SEK Subordinated Notes for each of the three months ended March 31, 2019 and 2018, respectively.

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

Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the 2016 SIG Senior Notes yield an effective rate of approximately 4.7% per annum. Sirius Group recorded $5 million of interest expense, inclusive of amortization of issuance costs on the 2016 SIG Senior Notes, for each of the three months ended March 31, 2019 and 2018, respectively.

Standby letter of credit facilities

On November 9, 2018, Sirius International renewed two standby letter of credit facility agreements totaling $160 million to provide capital support for Lloyd's Syndicate 1945. The first letter of credit is a renewal of a $125 million facility with Nordea Bank Finland Abp, London Branch, which is issued on an unsecured basis. The second letter of credit is a $35 million facility with DNB Bank ASA, Sweden Branch, $25 million of which is issued on an unsecured basis. Each facility is renewable annually. The above referenced facilities are subject to various affirmative, negative and financial covenants that the Company considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards and change in control provisions.

Sirius International has other secured letter of credit and trust arrangements with various financial institutions to support its insurance operations. As of March 31, 2019 and December 31, 2018, these secured letter of credit and trust arrangements were collateralized by pledged assets and assets in trust of SEK 2.7 billion and SEK 2.9 billion, respectively, or of $296 million and $321 million, respectively (based on the March 31, 2019 and December 31, 2018 SEK to USD exchange rates). As of March 31, 2019 and December 31, 2018, Sirius America's trust arrangements were collateralized by pledged assets and assets in trust of $57 million and $56 million, respectively. As of March 31, 2019 and December 31, 2018, Sirius Bermuda's trust arrangements were collateralized by pledged assets and assets in trust of $347 million and $320 million, respectively.

Revolving credit facility

In February 2018, Sirius Group, through its indirectly wholly-owned subsidiary Sirius International Group, Ltd., entered into a three-year, $300 million senior unsecured revolving credit facility (the "Facility"). The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements and retrocessional agreements. The Facility is subject to various affirmative, negative and financial covenants that Sirius Group considers to be customary for such borrowings, including certain minimum net worth, maximum debt to capitalization and financial strength rating standards and change in control provisions. As of March 31, 2019, there were no outstanding borrowings under the Facility.

Debt and standby letter of credit facility covenants

As of March 31, 2019, Sirius Group was in compliance with all of the covenants under the 2017 SEK Subordinated Notes, the 2016 SIG Senior Notes, the Nordea Bank Finland Abp, London Branch facility, and the DNB Bank ASA, Sweden Branch facility. In addition, as of March 31, 2019, Sirius Group was in compliance with all of the covenants under the Facility.

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

Contractual Obligations and Commitments

In the normal course of business, we are party to a variety of contractual obligations, summarized as of December 31, 2018 in our 2018 Annual Report. We consider these contractual obligations when assessing our liquidity requirements. During the three months ended March 31, 2019, other than as disclosed in "Note 5. Reserves for unpaid losses and adjustment expenses" in the Notes to Consolidated Financial Statements included within "Part I, Item 1. Financial Statements." with respect to a decrease in our reserve for loss and LAE reserves, and "Note 9. Debt and standby letters of credit facilities" in the Notes to Consolidated Financial Statements included within "Part I, Item 1. Financial Statements." with respect to our long term debt obligations, there were no other material changes in our contractual obligations as disclosed in the table of contractual obligations, and related footnotes, included in our Annual Report.

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

The following table summarizes our consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,

(Millions)	2019	2018

Net cash provided from (used for)(1)
Operations	$24.6	$22.4
Investing activities	(24.1)	(60.4)
Financing activities	(0.1)	1.4
Effect of exchange rate changes on cash	(3.6)	(2.5)

(Decrease) in cash during year	$(3.2)	$(39.1)

(1)Refer to Consolidated Statements of Cash Flows included in Sirius Group's Unaudited Consolidated Financial Statements included in "Part I, Item 1. Financial Statements."

Cash flows from operations for the three months ended March 31, 2019 and 2018

Net cash provided from operations was $25 million and $22 million for the three months ended March 31, 2019 and 2018, respectively. Cash flows from operations increased $3 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Long-term compensation items affecting cash flows from operations

During the three months ended March 31, 2019 and 2018, Sirius Group made long-term incentive payments totaling $2 million and $6 million, respectively.

Cash flows from investing and financing activities for the three months ended March 31, 2019 and 2018

Cash flows (used for) investing activities were $(24) million and $(60) million for the three months ended March 31, 2019 and 2018, respectively. The current period reflected lower net purchases of common equity securities, partially offset by lower net sales of fixed maturities investments.

Cash flows provided from financing activities were insignificant for the three months ended March 31, 2019 and $1 million for the three months ended March 31, 2018.

Financing and other capital activities

During the three months ended March 31, 2019 and 2018, Sirius Group paid $3 million of interest on the 2017 SEK Subordinated Notes.

During the three months ended March 31, 2019, Sirius Group recorded an insignificant amount in cash flow from financing activities. During the three months ended March 31, 2018, as stipulated in the stock purchase agreement between CMIG International Pte. Ltd. ("CMIG International") and White Mountains Insurance Group ("White Mountains" or "former parent"), White Mountains paid Sirius Group $1 million for certain long-term incentive payments that Sirius Group paid to its employees.

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

As disclosed in our 2018 Annual Report, we believe that the material items requiring such subjective and complex estimates are our:

Loss and LAE Reserves
Fair Value Measurements
Goodwill and Intangible Assets
Premiums
Earnout Obligations
Income Taxes

There have been no material changes to the Company's critical accounting estimates for the three months ended March 31, 2019. For additional information regarding our critical accounting estimates, refer to our 2018 Annual Report.

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

There have been no material changes in the information about market risk set forth in our 2018 Annual Report.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, Sirius Group's management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Sirius Group's disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Exchange Act to be recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Sirius Group's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

We face a variety of risks that are inherent in our business and our industry, including operational, industry and regulatory risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. As of the date of this report, there have been no material changes to the risk factors disclosed in Item 1A. "Risk Factors" in our 2018 Annual Report, except as set forth below.

Sirius Group has become aware of recent announcements by the China Minsheng Investment Group Corp., Ltd. ("CMIG") regarding defaults and cross-defaults on certain bonds and other debt obligations issued by certain subsidiaries of CMIG (the "CMIG Defaults"). The CMIG Defaults may have financial, legal, regulatory, contractual and other implications that could have a material adverse effect on Sirius Group's business, prospects, financial condition, results from operations, liquidity and share price.

CMIG International Holding Pte. Ltd. ("CMIG International"), which is approximately 82% owned by CMIG, indirectly holds approximately 87% of the voting and dispositive control over the Sirius Group common shares as of March 31, 2019, through CMIG International's wholly-owned Bermuda holding company, CM Bermuda Ltd. ("CM Bermuda"). On April 10, 2019, a subsidiary of CMIG announced that RMB4 billion of the subsidiary's debt had become immediately due and payable at the request of the lenders as a result of several asset freeze orders imposed on CMIG. On April 18, 2019, another subsidiary of CMIG announced that cross-default provisions on US$300 million and US$500 million of the subsidiary's bonds, which are guaranteed by CMIG, had been triggered by these actions. Public announcements relating to such CMIG Defaults noted that CMIG extended the payment date relating to certain private placement notes, there was uncertainty regarding CMIG's ability to repay certain commercial paper, and the existence of certain asset freeze orders relating to the equity interests of CMIG in certain Chinese subsidiaries not within the chain of control of Sirius Group.

Risks and uncertainties associated with the CMIG Defaults include the actions that CMIG may take to resolve its liquidity issues (such as a sale of Sirius Group) and potential opposition to such actions from CMIG's creditors and other parties in interest, as well as the actions that CMIG's creditors may take (such as additional freezes on CMIG's assets, including directly or indirectly the Sirius Group common shares held by CM Bermuda, or involuntary bankruptcy or liquidation proceedings of CMIG).

Furthermore, certain of the risks and uncertainties identified in Sirius Group's 2018 Annual Report have been heightened as a result of the CMIG Defaults, including those related to:

•
Sirius Group's reliance on financial strength and creditworthiness ratings.  Following the April 2016 acquisition of Sirius Group by CMIG International, A.M. Best temporarily issued a negative outlook in its rating of Sirius Group. The negative outlook reflected A.M. Best's concern over the credit profile of CMIG, represented by CMIG's high financial leverage. Fitch similarly lowered Sirius Group's rating by one notch due to its concern over CMIG's short operating history, rapid business growth and high and increasing leverage. The CMIG Defaults may prompt rating agencies to take additional actions to downgrade and/or place a negative watch/outlook on Sirius Group's ratings, which may have a material adverse effect on Sirius Group's business, prospects, financial condition and results from operations. On April 23, 2019, as a result of the deepening debt and liquidity difficulties at CMIG evidenced by the CMIG Defaults, Fitch placed Sirius Group's ratings on negative watch. A.M. Best and Standard & Poor's have left Sirius Group's ratings unchanged. A downgrade, withdrawal or negative watch/outlook in Sirius Group's credit ratings, including as a result of the CMIG Defaults, could result in higher borrowing costs, termination of certain reinsurance contracts, posting of collateral, more limited means to access capital and volatility in our stock price.

•
Compliance with the regulatory framework under which Sirius Group operates.  Sirius Group is subject to certain legal and regulatory restrictions concerning its ownership and control. One such restriction is that no person or entity may acquire direct or indirect control of Sirius Group (which in some jurisdictions could occur with a person or entity, directly or indirectly, acquiring 10% or more of the voting securities of Sirius Group), without first obtaining the consent of the various regulatory authorities that have jurisdiction over Sirius Group. The CMIG Defaults could result in a situation in which CMIG, its affiliates or their respective creditors elect or are required to sell or otherwise transfer, directly or indirectly, their holdings of Sirius Group. Any direct or indirect change of control of Sirius Group (or CMIG entities that directly or indirectly hold Sirius Group shares) without the prior approval of applicable insurance regulatory authorities could result in the transaction being enjoined, the assessment of fines or penalties, the takeover of the applicable insurers by such insurance regulatory authorities, the revocation of applicable insurance licenses, and criminal penalties for willful violations of applicable insurance laws. In addition, a change in control could result in the termination of or the posting of collateral under certain reinsurance contracts. Certain U.S. states also prohibit the control of insurers by state-owned or state-controlled entities (such as state-owned banks), which may include certain of CMIG's creditors. A violation of such prohibitions could result in the revocation of insurance licenses held by Sirius Group's U.S.-domiciled insurers, which are necessary for Sirius Group to operate its business. In addition, a change of control of CMIG or Sirius Group that results in non-U.S. persons (including CMIG's creditors) acquiring direct or indirect control of Sirius Group's U.S. businesses may be subject to review by the Committee on Foreign Investment in the United States (CFIUS), potentially resulting in enforcement actions by CFIUS to enjoin or unwind the transaction.

•
Future sales of Sirius Group common shares by CM Bermuda.  Pursuant to the Registration Rights Agreement, dated as of November 5, 2018, between the Company, CM Bermuda and Easterly Acquisition Sponsor, LLC, all of the common shares owned by CM Bermuda are eligible to be registered under the Securities Act of 1933, as amended, subject to certain limitations set forth in the Registration Rights Agreement, and may be offered and sold to the public from time to time after the effectiveness of the related registration statement. CM Bermuda could at any time elect to require Sirius Group to file a registration statement to register any or all of its common shares, including in order to gain liquidity following the CMIG Defaults. Upon effectiveness of such registration statement, CM Bermuda may sell large amounts of Sirius Group common shares in the open market or in privately negotiated transactions, which could have the effect of substantially increasing the volatility in Sirius Group common share price or putting significant downward pressure on the price of Sirius Group common shares. Sales of substantial amounts of Sirius Group common shares in the public market, or the perception that such sales will occur, could materially adversely affect the market price.

•
The volatility in the trading price of Sirius Group's common shares and potential securities litigation related thereto.  The pendency of the CMIG Defaults, and actions taken by CMIG or its creditors in relation thereto, may result in significant volatility in the trading price of Sirius Group's common shares. Securities class action litigation is often brought against a public company following periods of volatility in the market price of its securities. Due to volatility in Sirius Group's share price, including any such volatility that may occur as a result of the announcement of the CMIG Defaults and the actions taken in connection therewith, Sirius Group may be the target of securities litigation in the future. Securities litigation could result in substantial uninsured costs and divert management's attention and Sirius Group's resources, and result in unexpected outcomes that may materially impact Sirius Group's business or operations.

•
Sirius Group's ability to utilize its tax attributes in the U.S. and possibly other countries.  The CMIG Defaults could result in a situation in which CM Bermuda elects or is required to sell or otherwise transfer its holdings of Sirius Group. If any sale or transfer, including by CM Bermuda, results in an "ownership change", as defined in Section 382 of the Internal Revenue Code of 1986, as amended, it is possible that a significant portion of Sirius Group's tax loss and/or credit carryforwards in the United States would expire before they can be used. Sirius Group also has a significant amount of tax loss carryforwards and other tax attributes in other countries, including Luxembourg, the UK, and Sweden. While Sirius Group does not currently expect such tax attributes to be restricted upon a transfer by CM Bermuda of its holdings of Sirius Group, the actual consequences will depend on the facts and law in effect at the time, no assurance can be made that Sirius Group's non-U.S. tax attributes will not be restricted if CM Bermuda transfers its holdings of Sirius Group in the future.

In addition, as a result of these heightened risks and uncertainties, Sirius Group may be unable to enter into new relationships or preserve its existing relationships with third parties that are critical to maintaining its business. Clients and other business partners may seek to engage with other insurance and reinsurance companies that are not experiencing the same degree of uncertainty as Sirius Group. These circumstances could have a material adverse impact on Sirius Group's ability to maintain its existing business, to generate new business or to identify future partners to develop and expand its business. Sirius Group's ability to hire and retain qualified personnel may be similarly affected.

Although the CMIG Defaults do not trigger any defaults under Sirius Group's credit facilities, a change of control of Sirius Group as a result of the CMIG Defaults could trigger defaults under Sirius Group's credit facilities. In the event of acceleration of Sirius Group's debt obligations under and the termination of its credit facilities, Sirius Group may face challenges in refinancing its indebtedness on acceptable terms or at all, and may be unable to raise additional capital to support its business, particularly if Sirius Group's credit ratings are placed on a negative watch/outlook or are downgraded.

In addition, due to the CMIG Defaults, CMIG International's status as a controlling shareholder could limit Sirius Group's ability to raise new equity and debt capital or execute on strategic objectives, including bolt-on acquisitions and strategic mergers & acquisitions.

Any of the foregoing events could have a material adverse effect on Sirius Group's business, prospects, financial condition, results from operations, liquidity and share price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Memorandum of Association of Sirius International Insurance Group, Ltd, as amended. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by Sirius International Insurance Group, Ltd. on March 14, 2019).
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
10.13.7	Sirius International Insurance Group, Ltd. 2018 Omnibus Incentive Plan – Form of Restricted Share Award Agreement.
31.1	Certification of Kernan "Kip" V. Oberting, Chief Executive Officer of Sirius International Insurance Group, Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Ralph Salamone, Chief Financial Officer of Sirius International Insurance Group, Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
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

SIRIUS INTERNATIONAL INSURANCE GROUP, LTD. (Registrant)
Date: May 10, 2019	By:	/s/ KERNAN “KIP" V. OBERTING Kernan "Kip" V. Oberting President and Chief Executive Officer (Principal Executive Officer)
Date: May 10, 2019	By:	/s/ RALPH A. SALAMONE Ralph A. Salamone Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)