Form 10-Q
period 2019-06-30
Sirius International Insurance Group, Ltd.
filed 2019-08-09
CIK 1744894

Use these links to rapidly review the document
Table of contents1
Table of contents2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

At July 31, 2019, there were 115,296,918 Common Shares, $0.01 par value per share, of the registrant outstanding.

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

•
Sirius Group's status as a publicly traded company, foreign private issuer and controlled company; and

•
risks identified elsewhere in this Quarterly Report on Form 10-Q, the Company's Annual Report on Form 10-K for the year ended December 31, 2018 and in the Company's other filings with the U.S. Securities and Exchange Commission.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Sirius International Insurance Group, Ltd.
Consolidated Balance Sheets
As at June 30, 2019 and December 31, 2018

(Expressed in millions of U.S. dollars, except share information)	June 30, 2019	December 31, 2018

	Unaudited
Assets
Fixed maturity investments, trading, at fair value (Amortized cost 2019: $1,774.2; 2018: $1,952.9)	$1,815.7	$1,949.2
Short-term investments, at fair value (Amortized cost 2019: $881.3; 2018: $716.1)	882.9	715.5
Equity securities, trading, at fair value (Cost 2019: $376.2; 2018: $409.4)	387.8	380.0
Other long-term investments, at fair value (Cost 2019: $349.9; 2018: $337.6)	379.9	365.0
Cash	116.8	119.4
Restricted cash	13.7	12.8

Total investments and cash	3,596.8	3,541.9
Accrued investment income	13.3	14.1
Insurance and reinsurance premiums receivable	861.3	630.6
Reinsurance recoverable on unpaid losses	357.4	350.2
Reinsurance recoverable on paid losses	69.8	55.0
Funds held by ceding companies	237.6	186.8
Ceded unearned insurance and reinsurance premiums	188.1	159.8
Deferred acquisition costs	158.8	141.6
Deferred tax asset	174.4	202.5
Accounts receivable on unsettled investment sales	2.0	5.0
Goodwill	400.6	400.6
Intangible assets	187.7	195.6
Other assets	171.4	124.0

Total assets	$6,419.2	$6,007.7

Liabilities
Loss and loss adjustment expense reserves	$2,023.3	$2,016.7
Unearned insurance and reinsurance premiums	879.5	647.2
Ceded reinsurance payable	256.9	206.9
Funds held under reinsurance treaties	126.6	110.6
Deferred tax liability	229.7	237.4
Debt	685.9	696.8
Accounts payable on unsettled investment purchases	2.6	3.2
Other liabilities	186.3	150.5

Total liabilities	4,390.8	4,069.3
Commitments and contingencies (see Note 18)
Mezzanine equity
Series B preference shares	241.3	232.2

Common shareholders' equity
Common shares (shares issued and outstanding, 2019: 115,296,918; 2018: 115,151,251)	1.2	1.2
Additional paid-in surplus	1,093.5	1,089.1
Retained earnings	918.5	816.6
Accumulated other comprehensive (loss)	(229.1)	(202.4)

Total common shareholders' equity	1,784.1	1,704.5
Non-controlling interests	3.0	1.7

Total equity	1,787.1	1,706.2

Total liabilities, mezzanine equity, and equity	$6,419.2	$6,007.7

See Notes to Consolidated Financial Statements

Sirius International Insurance Group, Ltd.
Consolidated Statements of Income
For the three months and six months ended June 30, 2019 and 2018
Unaudited

	Three months ended June 30,		Six months ended June 30,
(Expressed in millions of U.S. dollars, except share and per share information)	2019	2018	2019	2018

Revenues
Net earned insurance and reinsurance premiums	$370.7	$308.9	$682.6	$593.4
Net investment income	24.4	19.2	44.5	30.0
Net realized investment gains	15.6	7.8	24.6	4.1
Net unrealized investment gains	15.5	24.7	89.5	40.7
Net foreign exchange (losses) gains	(0.6)	25.6	4.5	22.1
Other revenue	15.4	55.6	35.0	79.0

Total revenues	441.0	441.8	880.7	769.3

Expenses
Loss and loss adjustment expenses	278.0	151.4	461.9	292.4
Insurance and reinsurance acquisition expenses	77.0	66.8	140.3	129.8
Other underwriting expenses	35.5	38.2	70.8	81.4
General and administrative expenses	28.2	24.2	52.6	38.5
Intangible asset amortization expenses	4.0	4.0	7.9	7.9
Interest expense on debt	8.0	7.8	15.6	15.5

Total expenses	430.7	292.4	749.1	565.5

Pre-tax income	10.3	149.4	131.6	203.8
Income tax expense	(2.1)	(51.2)	(19.3)	(62.3)

Net income	8.2	98.2	112.3	141.5
Income attributable to non-controlling interests	(0.8)	(0.4)	(1.2)	(0.6)

Income attributable to Sirius Group	7.4	97.8	111.1	140.9

Change in carrying value of Series B preference shares	(0.8)	-	(9.2)	-
Accrued dividends on Series A redeemable preference shares	-	-	-	(2.6)

Net income attributable to Sirius Group's common shareholders	$6.6	$97.8	$101.9	$138.3

Net income per common share and common share equivalent
Basic earnings per common share and common share equivalent	$0.05	$0.78	$0.80	$1.11
Diluted earnings per common share and common share equivalent	$0.05	$0.78	$0.80	$1.11
Weighted average number of common shares and common share equivalents outstanding:
Basic weighted average number of common shares and common share equivalents outstanding	115,243,685	120,000,000	115,212,772	120,000,000
Diluted weighted average number of common shares and common share equivalents outstanding	115,796,367	120,000,000	127,542,402	120,000,000

See Notes to Consolidated Financial Statements

Sirius International Insurance Group, Ltd.
Consolidated Statements of Comprehensive Income
For the three months and six months ended June 30, 2019 and 2018
Unaudited

	Three months ended June 30,		Six months ended June 30,
(Expressed in millions of U.S. dollars)	2019	2018	2019	2018

Comprehensive income
Net income	$8.2	$98.2	$112.3	$141.5
Other comprehensive income (loss)
Change in foreign currency translation, net of tax	1.1	(48.5)	(26.7)	(61.9)

Total other comprehensive income (loss)	1.1	(48.5)	(26.7)	(61.9)

Comprehensive income	9.3	49.7	85.6	79.6
Net (income) attributable to non-controlling interests	(0.8)	(0.4)	(1.2)	(0.6)

Comprehensive income attributable to Sirius Group	$8.5	$49.3	$84.4	$79.0

See Notes to Consolidated Financial Statements

Sirius International Insurance Group, Ltd.
Consolidated Statements of Shareholders' Equity
For the six months ended June 30, 2019 and 2018
Unaudited

	Three months ended June 30,		Six months ended June 30,
(Expressed in millions of U.S. dollars)	2019	2018	2019	2018

Common shares
Balance at beginning and end of period	$1.2	$1.2	$1.2	$1.2

Additional paid-in surplus
Balance at beginning of period	1,090.2	1,197.9	1,089.1	1,197.9
Share-based compensation	3.3	-	4.5	-
Capital contribution from former parent	-	1.4	-	1.4
Other, net	-	-	(0.1)	-

Balance at end of period	1,093.5	1,199.3	1,093.5	1,199.3

Retained earnings
Balance at beginning of period	911.8	900.4	816.6	858.4
Cumulative effect of an accounting change	-	-	-	1.6

Balance at beginning of period, as adjusted	911.8	900.4	816.6	860.0
Net income	8.2	98.2	112.3	141.5
Income attributable to non-controlling interests	(0.8)	(0.4)	(1.2)	(0.6)
Change in carrying value of Series B preference shares	(0.8)	-	(9.2)	-
Accrued dividends on Series A redeemable preference shares	-	-	-	(2.6)
Other, net	0.1	-	-	(0.1)

Balance at end of period	918.5	998.2	918.5	998.2

Accumulated other comprehensive (loss)
Balance at beginning of period	(230.2)	(153.9)	(202.4)	(140.5)
Accumulated net foreign currency translation (losses)
Balance at beginning of period	(230.2)	(153.9)	(202.4)	(140.5)
Net change in foreign currency translation	1.1	(48.5)	(26.7)	(61.9)

Balance at the end of period	(229.1)	(202.4)	(229.1)	(202.4)

Balance at the end of period	(229.1)	(202.4)	(229.1)	(202.4)

Total common shareholders' equity	$1,784.1	$1,996.3	$1,784.1	$1,996.3
Non-controlling interests	3.0	1.0	3.0	1.0

Total equity	$1,787.1	$1,997.3	$1,787.1	$1,997.3

See Notes to Consolidated Financial Statements

Sirius International Insurance Group, Ltd.
Consolidated Statements of Cash Flows
For the six months ended June 30, 2019 and 2018
Unaudited

	Six months ended June 30,
(Expressed in millions of U.S. dollars)	2019	2018

Cash flows from operations:
Net income	$112.3	$141.5
Adjustments to reconcile net income to net cash provided from operations:
Net realized and unrealized investment (gains)	(114.1)	(44.7)
Amortization of premium on fixed maturity investments	(3.2)	5.6
Amortization of intangible assets	7.9	7.9
Depreciation and other amortization	4.3	4.8
Share-based compensation	4.5	-
Other operating items:
Net change in loss and loss adjustment expense reserves	46.6	18.6
Net change in reinsurance recoverable on paid and unpaid losses	(36.0)	(69.1)
Net change in funds held by ceding companies	(54.7)	(18.9)
Net change in unearned insurance and reinsurance premiums	252.6	348.1
Net change in ceded reinsurance payable	50.4	141.1
Net change in ceded unearned insurance and reinsurance premiums	(35.8)	(123.4)
Net change in insurance and reinsurance premiums receivable	(252.0)	(320.0)
Net change in deferred acquisition costs	(20.2)	(38.2)
Net change in funds held under reinsurance treaties	18.4	4.7
Net change in current and deferred income taxes, net	4.2	50.5
Net change in other assets and liabilities, net	29.8	(73.5)

Net cash provided from operations	15.0	35.0

Cash flows from investing activities:
Net change in short-term investments	(160.2)	(218.6)
Sales of fixed maturities and convertible fixed maturity investments	241.9	945.0
Maturities, calls, and paydowns of fixed maturity and convertible fixed maturity investments	154.7	58.0
Sales of common equity securities	152.2	189.0
Distributions and redemptions of other long-term investments	33.6	60.2
Contributions to other long-term investments	(41.3)	(94.8)
Purchases of common equity securities	(125.8)	(317.3)
Purchases of fixed maturities and convertible fixed maturity investments	(270.9)	(753.2)
Net change in unsettled investment purchases and sales	2.4	6.7
Other, net	0.6	(1.7)

Net cash (used for) investing activities	(12.8)	(126.7)

Cash flows from financing activities:
Change in collateral held on Interest Rate Cap	(0.1)	-
Capital contribution from former parent	-	1.4

Net cash (used for) provided from financing activities	(0.1)	1.4

Effect of exchange rate changes on cash	(3.8)	(10.3)
Net (decrease) in cash during period	(1.7)	(100.6)
Cash and restricted cash balance at beginning of period	132.2	230.6
Cash and restricted cash balance at end of period	$130.5	$130.0

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

Note 2. Summary of significant accounting policies

Basis of presentation

The accompanying Unaudited Consolidated Financial Statements at June 30, 2019, have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. The accompanying Unaudited Consolidated Financial Statements present the consolidated results of operations, financial condition, and cash flows of the Company and its subsidiaries and those entities in which the Company has control and a majority economic interest as well as those variable interest entities ("VIEs") that meet the requirements for consolidation. All intercompany transactions have been eliminated in consolidation.

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

Premium amortization on callable debt securities

Effective January 1, 2019, Sirius Group adopted ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities (ASC 310-20), which changes the amortization period for certain purchased callable debt securities. Under the new guidance, for investments in callable debt securities held at a premium, the premium will be amortized over the period to the earliest call date. The new guidance does not change the amortization period for callable debt securities held at a discount. The adoption of this guidance did not have a significant effect on our financial statements.

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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

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

Sirius Group Private Placement

In connection with the closing of the Merger, the Company completed a private placement of Series B preference shares, common shares, and warrants (the "Sirius Group Private Placement") at a price per share equal to (i) 1.05 multiplied by (ii) the Sirius Group September 30 Adjusted DBVPS, or $17.22447. Investors in the Sirius Group Private Placement included affiliated funds of Gallatin Point Capital, The Carlyle Group, Centerbridge Partners, L.P. and Bain Capital Credit (the "Preference Share Investors"), together with certain employees, directors and "friends & family". The Sirius Group Private Placement raised proceeds of $226.1 million, resulting in the purchase of:

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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Global Property

Global Property consists of Sirius Group's underwriting lines of business that offer other property insurance and reinsurance, property catastrophe excess reinsurance, and agriculture reinsurance on a worldwide basis:

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

Runoff & Other

Runoff & Other includes the results of Sirius Global Solutions Holding Company ("Sirius Global Solutions"), which specializes in the acquisition and management of runoff liabilities for insurance and reinsurance companies, both in the United States and internationally, as well as asbestos risks, environmental risks and other long-tailed liability exposures.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following tables summarize the segment results for the three months ended June 30, 2019 and 2018:

	For the three months ended June 30, 2019

(Millions)	Global Property	Global A&H	Specialty & Casualty	Runoff & Other	Corporate Elimination	Total

Gross written premiums	$236.2	$152.8	$96.9	$1.2	$-	$487.1

Net written premiums	$191.6	$120.6	$89.2	$0.3	$-	$401.7

Net earned insurance and reinsurance premiums	$164.3	$118.8	$87.3	$0.3	$-	$370.7
Loss and allocated LAE(1)	(131.3)	(71.8)	(61.3)	(2.4)	-	(266.8)
Insurance and reinsurance acquisition expenses	(27.2)	(36.0)	(24.6)	(1.8)	12.6	(77.0)

Technical profit	5.8	11.0	1.4	(3.9)	12.6	26.9

Unallocated LAE(2)	(2.6)	(2.0)	(2.2)	(0.2)	(4.2)	(11.2)
Other underwriting expenses	(17.0)	(5.9)	(6.7)	(1.1)	(4.8)	(35.5)

Underwriting income	(13.8)	3.1	(7.5)	(5.2)	3.6	(19.8)

Service fee revenue(3)	-	30.3	-	-	(13.7)	16.6
Managing general underwriter unallocated LAE	-	(5.3)	-	-	5.3	-
Managing general underwriter other underwriting expenses	-	(4.8)	-	-	4.8	-
General and administrative expenses, MGU + Runoff & Other(4)	-	(15.0)	-	(1.0)	-	(16.0)

Underwriting income (loss), including net service fee income	$(13.8)	$8.3	$(7.5)	$(6.2)	$-	$(19.2)

Net investment income						24.4
Net realized investment (losses) gains						15.6
Net unrealized investment (losses) gains						15.5
Net foreign exchange gains (losses)						(0.6)
Other revenue(5)						(1.2)
General and administrative expenses(6)						(12.2)
Intangible asset amortization expenses						(4.0)
Interest expense on debt						(8.0)

Pre-tax income						$10.3

Underwriting Ratios
Loss ratio	81.5%	62.1%	72.7%	NM	NM	75.0%
Acquisition expense ratio	16.6%	30.3%	28.2%	NM	NM	20.8%
Other underwriting expense ratio	10.3%	5.0%	7.7%	NM	NM	9.6%

Combined ratio(7)	108.4%	97.4%	108.6%	NM	NM	105.4%

Goodwill and intangible assets(8)	$-	$580.2	$-	$8.1	$-	$588.3

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

(4)General and administrative expenses, MGU + Runoff & Other is part of General and administrative expenses on the Consolidated Statements of Income (the sum of General and administrative expenses, MGU + Runoff & Other and General and administrative expenses is equal to General and administrative expenses on the Consolidated Statements of Income).

(5)Other revenue is presented net of Service fee revenue and is comprised mainly of a change in contingent consideration (see Note 9) and gains (losses) from derivatives (see Note 11) (the sum of Service fee revenue and Other revenue is equal to Other revenue on the Consolidated Statements of Income).

(6)General and administrative expenses are presented net of General and administrative expenses, MGU + Runoff & Other (the sum of General and administrative expenses, MGU + Runoff & Other and General and administrative expenses is equal to General and administrative expenses on the Consolidated Statements of Income).

(7)Ratios considered not meaningful ("NM") to Runoff & Other and Corporate Elimination.

(8)Sirius Group does not allocate its assets by segment, with the exception of goodwill and intangible assets.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

	For the three months ended June 30, 2018

(Millions)	Global Property	Global A&H	Specialty & Casualty	Runoff & Other	Corporate Elimination	Total

Gross written premiums	$325.4	$112.3	$60.9	$6.4	$-	$505.0

Net written premiums	$177.0	$82.8	$55.1	$5.4	$-	$320.3

Net earned insurance and reinsurance premiums	$167.5	$80.8	$55.5	$5.1	$-	$308.9
Loss and allocated LAE(1)	(68.2)	(40.9)	(31.7)	(0.3)	-	(141.1)
Insurance and reinsurance acquisition expenses	(34.1)	(26.4)	(14.6)	(1.5)	9.8	(66.8)

Technical profit	65.2	13.5	9.2	3.3	9.8	101.0

Unallocated LAE(2)	(2.5)	(1.0)	(1.7)	-	(5.1)	(10.3)
Other underwriting expenses	(18.1)	(6.3)	(7.9)	(2.4)	(3.5)	(38.2)

Underwriting income	44.6	6.2	(0.4)	0.9	1.2	52.5

Service fee revenue(3)	-	27.4	-	-	(9.8)	17.6
Managing general underwriter unallocated LAE	-	(5.1)	-	-	5.1	-
Managing general underwriter other underwriting expenses	-	(3.5)	-	-	3.5	-
General and administrative expenses, MGU + Runoff & Other(4)	-	(14.2)	-	(1.0)	-	(15.2)

Underwriting income (loss), including net service fee income	44.6	10.8	(0.4)	(0.1)	-	54.9

Net investment income						19.2
Net realized investment (losses) gains						7.8
Net unrealized investment (losses) gains						24.7
Net foreign exchange gains (losses)						25.6
Other revenue(5)						38.0
General and administrative expenses(6)						(9.0)
Intangible asset amortization expenses						(4.0)
Interest expense on debt						(7.8)

Pre-tax income						$149.4

Underwriting Ratios
Loss ratio	42.2%	51.9%	60.2%	NM	NM	49.0%
Acquisition expense ratio	20.4%	32.7%	26.3%	NM	NM	21.6%
Other underwriting expense ratio	10.8%	7.8%	14.2%	NM	NM	12.4%

Combined ratio(7)	73.4%	92.4%	100.7%	NM	NM	83.0%

Goodwill and intangible assets(8)	$-	$604.2	$-	$5.0	$-	$609.2

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

(4)General and administrative expenses, MGU + Runoff & Other is part of General and administrative expenses on the Consolidated Statements of Income (the sum of General and administrative expenses, MGU + Runoff & Other and General and administrative expenses is equal to General and administrative expenses on the Consolidated Statements of Income).

(5)Other revenue is presented net of Service fee revenue and is comprised mainly of the right of indemnification (see Note 10), gains (losses) from derivatives (see Note 11), and the termination of the call option to purchase The Phoenix Holdings, Ltd. (the sum of Service fee revenue and Other revenue is equal to Other revenue on the Consolidated Statements of Income).

(6)General and administrative expenses are presented net of General and administrative expenses, MGU + Runoff & Other (the sum of General and administrative expenses, MGU + Runoff & Other and General and administrative expenses is equal to General and administrative expenses on the Consolidated Statements of Income).

(7)Ratios considered not meaningful ("NM") to Runoff & Other and Corporate Elimination.

(8)Sirius Group does not allocate its assets by segment, with the exception of goodwill and intangible assets.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following tables summarize the segment results for the six months ended June 30, 2019 and 2018:

	For the six months ended June 30, 2019

(Millions)	Global Property	Global A&H	Specialty & Casualty	Runoff & Other	Corporate Elimination	Total

Gross written premiums	$566.9	$322.1	$217.8	$2.6	$-	$1,109.4

Net written premiums	$432.9	$255.5	$197.4	$0.7	$-	$886.5

Net earned insurance and reinsurance premiums	$304.0	$214.9	$163.0	$0.7	$-	$682.6
Loss and allocated LAE(1)	(193.9)	(135.0)	(108.9)	(3.5)	-	(441.3)
Insurance and reinsurance acquisition expenses	(53.0)	(62.6)	(45.1)	(2.5)	22.9	(140.3)

Technical profit	57.1	17.3	9.0	(5.3)	22.9	101.0

Unallocated LAE(2)	(4.7)	(3.5)	(4.1)	(0.7)	(7.6)	(20.6)
Other underwriting expenses	(33.2)	(12.0)	(14.9)	(3.2)	(7.5)	(70.8)

Underwriting income (loss)	19.2	1.8	(10.0)	(9.2)	7.8	9.6

Service fee revenue(3)	-	66.6	-	-	(24.7)	41.9
Managing general underwriter unallocated LAE	-	(9.4)	-	-	9.4	-
Managing general underwriter other underwriting expenses	-	(7.5)	-	-	7.5	-
General and administrative expenses, MGU + Runoff & Other(4)	-	(31.2)	-	(1.8)	-	(33.0)

Underwriting income (loss), including net service fee income	$19.2	$20.3	$(10.0)	$(11.0)	$-	$18.5

Net investment income						44.5
Net realized investment (losses) gains						24.6
Net unrealized investment (losses) gains						89.5
Net foreign exchange gains (losses)						4.5
Other revenue(5)						(6.9)
General and administrative expenses(6)						(19.6)
Intangible asset amortization expenses						(7.9)
Interest expense on debt						(15.6)

Pre-tax income						$131.6

Underwriting Ratios
Loss ratio	65.3%	64.4%	69.3%	NM	NM	67.7%
Acquisition expense ratio	17.4%	29.1%	27.7%	NM	NM	20.6%
Other underwriting expense ratio	10.9%	5.6%	9.1%	NM	NM	10.4%

Combined ratio(7)	93.6%	99.1%	106.1%	NM	NM	98.7%

Goodwill and intangible assets(8)	$-	$580.2	$-	$8.1	$-	$588.3

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

(4)General and administrative expenses, MGU + Runoff & Other is part of General and administrative expenses on the Consolidated Statements of Income (the sum of General and administrative expenses, MGU + Runoff & Other and General and administrative expenses is equal to General and administrative expenses on the Consolidated Statements of Income).

(5)Other revenue is presented net of Service fee revenue and is comprised mainly of a change in contingent consideration (see Note 9) and gains (losses) from derivatives (see Note 11) (the sum of Service fee revenue and Other revenue is equal to Other revenue on the Consolidated Statements of Income).

(6)General and administrative expenses are presented net of General and administrative expenses, MGU + Runoff & Other (the sum of General and administrative expenses, MGU + Runoff & Other and General and administrative expenses is equal to General and administrative expenses on the Consolidated Statements of Income).

(7)Ratios considered not meaningful ("NM") to Runoff & Other and Corporate Elimination.

(8)Sirius Group does not allocate its assets by segment, with the exception of goodwill and intangible assets.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

	For the six months ended June 30, 2018

(Millions)	Global Property	Global A&H	Specialty & Casualty	Runoff & Other	Corporate Elimination	Total

Gross written premiums	$672.0	$257.9	$176.4	$13.9	$-	$1,120.2

Net written premiums	$424.2	$198.3	$155.7	$11.5	$-	$789.7

Net earned insurance and reinsurance premiums	$303.6	$168.8	$109.9	$11.1	$-	$593.4
Loss and allocated LAE(1)	(138.6)	(86.7)	(53.3)	2.1	-	(276.5)
Insurance and reinsurance acquisition expenses	(63.4)	(55.6)	(28.7)	(2.2)	20.1	(129.8)

Technical profit	101.6	26.5	27.9	11.0	20.1	187.1

Unallocated LAE(2)	(4.4)	(2.6)	(2.9)	(0.9)	(5.1)	(15.9)
Other underwriting expenses	(35.5)	(14.3)	(15.9)	(3.8)	(11.9)	(81.4)

Underwriting income	61.7	9.6	9.1	6.3	3.1	89.8

Service fee revenue(3)	-	60.2	-	-	(20.1)	40.1
Managing general underwriter unallocated LAE	-	(5.1)	-	-	5.1	-
Managing general underwriter other underwriting expenses	-	(11.9)	-	-	11.9	-
General and administrative expenses, MGU + Runoff & Other(4)	-	(23.7)	-	(2.1)	-	(25.8)

Underwriting income (loss), including net service fee income	61.7	29.1	9.1	4.2	-	104.1

Net investment income						30.0
Net realized investment (losses) gains						4.1
Net unrealized investment (losses) gains						40.7
Net foreign exchange gains (losses)						22.1
Other revenue(5)						38.9
General and administrative expenses(6)						(12.7)
Intangible asset amortization expenses						(7.9)
Interest expense on debt						(15.5)

Pre-tax income						$203.8

Underwriting Ratios
Loss ratio	47.1%	52.9%	51.1%	NM	NM	49.3%
Acquisition expense ratio	20.9%	32.9%	26.1%	NM	NM	21.9%
Other underwriting expense ratio	11.7%	8.5%	14.5%	NM	NM	13.7%

Combined ratio(7)	79.7%	94.3%	91.7%	NM	NM	84.9%

Goodwill and intangible assets(8)	$-	$604.2	$-	$5.0	$-	$609.2

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

(4)General and administrative expenses, MGU + Runoff & Other is part of General and administrative expenses on the Consolidated Statements of Income (the sum of General and administrative expenses, MGU + Runoff & Other and General and administrative expenses is equal to General and administrative expenses on the Consolidated Statements of Income).

(5)Other revenue is presented net of Service fee revenue and is comprised mainly of the right of indemnification (see Note 10), gains (losses) from derivatives (see Note 11), and the termination of the call option to purchase The Phoenix Holdings, Ltd. (the sum of Service fee revenue and Other revenue is equal to Other revenue on the Consolidated Statements of Income).

(6)General and administrative expenses are presented net of General and administrative expenses, MGU + Runoff & Other (the sum of General and administrative expenses, MGU + Runoff & Other and General and administrative expenses is equal to General and administrative expenses on the Consolidated Statements of Income).

(7)Ratios considered not meaningful ("NM") to Runoff & Other and Corporate Elimination.

(8)Sirius Group does not allocate its assets by segment, with the exception of goodwill and intangible assets.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following tables provide summary information regarding net premiums written by client location and underwriting location by reportable segment for the three months ended June 30, 2019 and 2018:

	For the three months ended June 30, 2019

(Millions)	Global Property	Global A&H	Specialty & Casualty	Runoff & Other	Total

Net written premiums by client location:
United States	$103.2	$102.5	$63.5	$0.3	$269.5
Europe	15.1	5.0	13.4	-	33.5
Canada, the Caribbean, Bermuda and Latin America	14.6	2.0	2.2	-	18.8
Asia and Other	58.7	11.1	10.1	-	79.9

Total net written premium by client location for the three months ended June 30, 2019	$191.6	$120.6	$89.2	$0.3	$401.7

Net written premiums by underwriting location:
United States	$4.4	$58.7	$12.7	$0.3	$76.1
Europe	70.1	58.4	34.5	-	163.0
Canada, the Caribbean, Bermuda and Latin America	99.0	3.3	41.7	-	144.0
Asia and Other	18.1	0.2	0.3	-	18.6

Total written premiums by underwriting location for the three months ended June 30, 2019	$191.6	$120.6	$89.2	$0.3	$401.7

	For the three months ended June 30, 2018

(Millions)	Global Property	Global A&H	Specialty & Casualty	Runoff & Other	Total

Net written premiums by client location:
United States	$91.6	$70.6	$37.0	$5.4	$204.6
Europe	19.3	6.1	9.9	-	35.3
Canada, the Caribbean, Bermuda and Latin America	21.8	1.2	2.0	-	25.0
Asia and Other	44.3	4.9	6.2	-	55.4

Total net written premium by client location for the three months ended June 30, 2018	$177.0	$82.8	$55.1	$5.4	$320.3

Net written premiums by underwriting location:
United States	$10.9	$32.3	$3.6	$5.4	$52.2
Europe	73.7	43.2	24.7	-	141.6
Canada, the Caribbean, Bermuda and Latin America	80.4	7.1	26.3	-	113.8
Asia and Other	12.0	0.2	0.5	-	12.7

Total written premiums by underwriting location for the three months ended June 30, 2018	$177.0	$82.8	$55.1	$5.4	$320.3

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following tables provide summary information regarding net premiums written by client location and underwriting location by reportable segment for the six months ended June 30, 2019 and 2018:

	For the six months ended June 30, 2019

(Millions)	Global Property	Global A&H	Specialty & Casualty	Runoff & Other	Total

Net written premiums by client location:
United States	$165.2	$213.6	$131.8	$0.3	$510.9
Europe	139.7	13.1	38.3	0.2	191.3
Canada, the Caribbean, Bermuda and Latin America	39.1	7.0	6.6	-	52.7
Asia and Other	88.9	21.8	20.7	0.2	131.6

Total net written premium by client location for the six months ended June 30, 2019	$432.9	$255.5	$197.4	$0.7	$886.5

Net written premiums by underwriting location:
United States	$12.5	$99.1	$25.1	$0.3	$137.0
Europe	224.7	122.0	89.1	0.2	436.0
Canada, the Caribbean, Bermuda and Latin America	161.3	34.0	81.8	-	277.1
Asia and Other	34.4	0.4	1.4	0.2	36.4

Total written premiums by underwriting location for the six months ended June 30, 2019	$432.9	$255.5	$197.4	$0.7	$886.5

	For the six months ended June 30, 2018

(Millions)	Global Property	Global A&H	Specialty & Casualty	Runoff & Other	Total

Net written premiums by client location:
United States	$178.6	$158.1	$74.3	$11.5	$422.5
Europe	125.6	17.7	60.2	-	203.5
Canada, the Caribbean, Bermuda and Latin America	45.0	6.0	4.6	-	55.6
Asia and Other	75.0	16.5	16.6	-	108.1

Total net written premium by client location for the six months ended June 30, 2018	$424.2	$198.3	$155.7	$11.5	$789.7

Net written premiums by underwriting location:
United States	$16.2	$53.3	$3.5	$11.5	$84.5
Europe	210.2	111.8	96.7	-	418.7
Canada, the Caribbean, Bermuda and Latin America	170.2	32.8	53.8	-	256.8
Asia and Other	27.6	0.4	1.7	-	29.7

Total written premiums by underwriting location for the six months ended June 30, 2018	$424.2	$198.3	$155.7	$11.5	$789.7

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Note 5. Reserves for unpaid losses and loss adjustment expenses

The following table summarizes the loss and LAE reserve activities of Sirius Group for the three months and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
(Millions)	2019	2018	2019	2018

Gross beginning balance	$1,976.3	$1,875.9	$2,016.7	$1,898.5
Less beginning reinsurance recoverable on unpaid losses	(349.3)	(327.8)	(350.2)	(319.7)

Net loss and LAE reserve balance	1,627.0	1,548.1	1,666.5	1,578.8
Losses and LAE incurred relating to:
Current year losses	214.1	161.8	381.4	305.3
Prior years losses	63.9	(10.4)	80.5	(12.9)

Total net incurred losses and LAE	278.0	151.4	461.9	292.4

Foreign currency translation adjustment to net loss and LAE reserves	3.4	(22.2)	-	(15.5)
Accretion of fair value adjustment to net loss and LAE reserves	0.1	-	0.1	-
Loss and LAE paid relating to:
Current year losses	120.9	40.7	157.1	72.0
Prior years losses	121.7	167.8	305.5	314.9

Total loss and LAE payments	242.6	208.5	462.6	386.9

Net ending balance	1,665.9	1,468.8	1,665.9	1,468.8
Plus ending reinsurance recoverable on unpaid losses	357.4	358.3	357.4	358.3

Gross ending balance	$2,023.3	$1,827.1	$2,023.3	$1,827.1

Loss and LAE development - Three Months Ended June 30, 2019

For the three months ended June 30, 2019, Sirius Group had net unfavorable loss reserve development of $63.9 million. Increases in loss reserve estimates were recorded in Global Property ($55.6 million), Specialty & Casualty ($6.0 million), and Runoff & Other ($3.0 million). The unfavorable loss reserve development in Global Property was primarily attributable to higher prior year catastrophe events, including $46.4 million from Typhoon Jebi.

Loss and LAE development - Three Months Ended June 30, 2018

For the three months ended June 30, 2018, Sirius Group had net favorable loss reserve development of $10.4 million. The major reductions in loss reserve estimates were recorded in Global A&H ($4.6 million), Specialty & Casualty ($3.1 million), and Runoff & Other ($3.1 million). These reductions were partially offset by increases in Global Property loss reserve development of $0.6 million resulting from higher than expected reporting from recent accident years.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Loss and LAE development - Six Months Ended June 30, 2019

For the six months ended June 30, 2019, Sirius Group had net unfavorable loss reserve development of $80.5 million. Increases in loss reserve estimates were recorded in Global Property ($67.2 million), Specialty & Casualty ($4.6 million), Global A&H ($4.5 million), and Runoff & Other ($4.2 million). The unfavorable loss reserve development in Global Property was primarily attributable to higher prior year catastrophe events, including $46.4 million from Typhoon Jebi, $7.3 million from Hurricane Florence, $7.2 million from Hurricane Irma, and $6.3 million from Hurricane Michael.

Loss and LAE development - Six Months Ended June 30, 2018

For the six months ended June 30, 2018, Sirius Group had net favorable loss reserve development of $12.9 million. The major reductions in loss reserve estimates were recorded in Runoff & Other ($12.0 million), Specialty & Casualty ($10.4 million), and Global A&H ($8.4 million). Favorable loss reserve development for Runoff & Other included reduction in World Trade Center claims in response to revised information received by the Company. These reductions were partially offset by increases in Global Property loss reserve development of $17.9 million resulting from higher than expected reporting from recent accident years, including $4.6 million of increases from natural catastrophes, including the 2017 North American natural catastrophes. Also, in Other Property, there was loss deterioration from recent accident years reported in client account statements received in the first quarter, which accounted for the remainder of Global Property unfavorable loss development in the six months ended June 30, 2018.

Note 6. Third party reinsurance

In the normal course of business, Sirius Group seeks to protect its businesses from losses due to concentration of risk and losses arising from catastrophic events by reinsuring with third-party reinsurers. Sirius Group remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

At June 30, 2019, Sirius Group had reinsurance recoverables on paid losses of $69.8 million and reinsurance recoverables of $357.4 million on unpaid losses. At December 31, 2018, Sirius Group had reinsurance recoverables on paid losses of $55.0 million and reinsurance recoverables of $350.2 million on unpaid losses. Because retrocessional reinsurance contracts do not relieve Sirius Group of its obligation to its insureds, the collectability of balances due from Sirius Group's reinsurers is important to its financial strength. Sirius Group monitors the financial strength and ratings of retrocessionaires on an ongoing basis. Uncollectible amounts historically have not been significant.

Note 7. Investment securities

Sirius Group's invested assets consist of investment securities and other long-term investments held for general investment purposes. The portfolio of investment securities includes fixed maturity investments, short-term investments, equity securities, and other-long term investments which are all classified as trading securities. Realized and unrealized investment gains and losses on trading securities are reported in pre-tax revenues.

Net investment income

Sirius Group's net investment income is comprised primarily of interest income along with associated amortization of premium and accretion of discount on Sirius Group's fixed maturity investments, dividend income from its equity investments, and interest income from its short-term investments.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Net investment income for the three months and six months ended June 30, 2019 and 2018 consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
(Millions)	2019	2018	2019	2018

Fixed maturity investments	$13.1	$13.7	$27.2	$23.6
Short-term investments	4.8	0.5	7.9	1.3
Equity securities	7.1	7.1	9.8	8.3
Other long-term investments	3.2	1.3	7.1	2.5

Total investment income	28.2	22.6	52.0	35.7
Investment expenses	(3.8)	(3.4)	(7.5)	(5.7)

Net investment income	$24.4	$19.2	$44.5	$30.0

Net realized and unrealized investment gains (losses)

Net realized and unrealized investment gains (losses) for the three months and six months ended June 30, 2019 and 2018 consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
(Millions)	2019	2018	2019	2018

Gross realized gains	$26.9	$12.0	$41.0	$20.4
Gross realized (losses)	(11.3)	(4.2)	(16.4)	(16.3)

Net realized gains (losses) on investments(1)(2)	15.6	7.8	24.6	4.1
Net unrealized gains (losses) on investments(3)(4)	15.5	24.7	89.5	40.7

Net realized and unrealized gains (losses) on investments	$31.1	$32.5	$114.1	$44.8

(1)Includes $9.7 and $7.1 of realized gains due to foreign currency for the three months ended June 30, 2019 and 2018, respectively.

(2)Includes $20.5 and $6.0 of realized gains due to foreign currency for the six months ended June 30, 2019 and 2018, respectively.

(3)Includes $(7.2) and $29.7 of unrealized (losses) gains due to foreign currency for the three months ended June 30, 2019 and 2018, respectively.

(4)Includes $17.8 and $48.6 of unrealized gains due to foreign currency for the six months ended June 30, 2019 and 2018, respectively.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Net realized investment gains (losses)

Net realized investment gains (losses) for the three months and six months ended June 30, 2019 and 2018 consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
(Millions)	2019	2018	2019	2018

Fixed maturity investments	$8.1	$3.6	$14.9	$0.8
Equity securities	(1.2)	1.7	(1.8)	0.2
Short-term investments	3.1	-	3.2	-
Derivative instruments	(0.2)	-	(0.8)	-
Other long-term investments	5.8	2.5	9.1	3.1

Net realized investment gains (losses)	$15.6	$7.8	$24.6	$4.1

Net unrealized investment gains (losses)

Net unrealized investment gains (losses) for the three months and six months ended June 30, 2019 and 2018 consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
(Millions)	2019	2018	2019	2018

Fixed maturity investments	$11.0	$17.8	$40.7	$20.8
Equity securities	13.3	(5.2)	38.4	1.2
Short-term investments	(0.9)	-	1.8	-
Derivative instruments	(0.1)	-	(0.7)	-
Other long-term investments	(7.8)	12.1	9.3	18.7

Net unrealized investment (losses) gains	$15.5	$24.7	$89.5	$40.7

The following table summarizes the amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 investments for the three months and six months ended June 30, 2019 and 2018:

	For the three months ended June 30,		For the six months ended June 30,
(Millions)	2019	2018	2019	2018

Fixed maturity investments	$-	$(2.1)	$-	$(2.1)
Other long-term investments	-	7.3	8.8	7.7

Total unrealized investment gains (losses) – Level 3 investments	$-	$5.2	$8.8	$5.6

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Investment holdings

Fixed maturity investments

The cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and fair value of Sirius Group's fixed maturity investments as of June 30, 2019 and December 31, 2018, were as follows:

	June 30, 2019

(Millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized (losses)	Net foreign currency gains (losses)	Fair value

Corporate debt securities	$588.8	$5.0	$(1.1)	$13.9	$606.6
Residential mortgage-backed securities	381.5	9.9	(1.7)	8.3	398.0
Asset-backed securities	510.9	1.0	(1.8)	3.5	513.6
Commercial mortgage-backed securities	106.3	0.8	(0.5)	1.2	107.8
Non-U.S. government and government agency	27.9	-	-	0.6	28.5
U.S. government and government agency	155.1	1.1	(0.1)	1.3	157.4
Preferred stocks	1.1	0.1	-	-	1.2
U.S. States, municipalities and political subdivision	2.6	-	-	-	2.6

Total fixed maturity investments	$1,774.2	$17.9	$(5.2)	$28.8	$1,815.7

	December 31, 2018

(Millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized (losses)	Net foreign currency gains (losses)	Fair value

Corporate debt securities	$694.1	$1.4	$(7.3)	$7.6	$695.8
Asset-backed securities	496.3	0.1	(3.8)	1.9	494.5
Residential mortgage-backed securities	413.0	1.7	(7.1)	5.9	413.5
U.S. government and government agency	163.9	0.3	(0.5)	4.2	167.9
Commercial mortgage-backed securities	117.7	0.2	(2.7)	0.7	115.9
Non-U.S. government and government agency	50.6	-	(0.2)	(0.1)	50.3
Preferred stocks	14.5	0.6	(6.8)	0.2	8.5
U.S. States, municipalities and political subdivision	2.8	-	-	-	2.8

Total fixed maturity investments	$1,952.9	$4.3	$(28.4)	$20.4	$1,949.2

The weighted average duration of Sirius Group's fixed income portfolio as of June 30, 2019 was approximately 1.5 years, including short-term investments, and approximately 2.2 years excluding short-term investments.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The cost or amortized cost and fair value of Sirius Group's fixed maturity investments as of June 30, 2019 and December 31, 2018 are presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	June 30, 2019		December 31, 2018

(Millions)	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value

Due in one year or less	$197.9	$202.9	$249.6	$254.6
Due after one year through five years	523.5	538.7	635.6	636.4
Due after five years through ten years	52.9	53.4	26.2	25.7
Due after ten years	0.1	0.1	0.1	0.1
Mortgage-backed and asset-backed securities	998.7	1,019.4	1,026.9	1,023.9
Preferred stocks	1.1	1.2	14.5	8.5

Total	$1,774.2	$1,815.7	$1,952.9	$1,949.2

The following table summarizes the ratings and fair value of fixed maturity investments held in Sirius Group's investment portfolio as of June 30, 2019 and December 31, 2018:

(Millions)	June 30, 2019	December 31, 2018

AAA	$597.8	$602.0
AA	746.8	818.0
A	278.2	290.5
BBB	133.5	167.4
Other	59.4	71.3

Total fixed maturity investments(1)	$1,815.7	$1,949.2

(1)Credit ratings are assigned based on the following hierarchy: 1) Standard & Poor's ("S&P") and 2) Moody's Investors Service ("Moody's").

At June 30, 2019, the above totals included $51.6 million of sub-prime securities. Of this total, $22.4 million was rated AAA, $17.4 million rated AA, $7.1 million rated A and $4.7 million classified as Other. At December 31, 2018, the above totals included $42.6 million of sub-prime securities. Of this total, $17.1 million was rated AAA, $9.8 million rated AA, $6.0 million rated A, $4.7 million rated BBB and $5.0 million classified as Other.

Equity securities and Other long-term investments

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and fair values of Sirius Group's equity securities and other long-term investments as of June 30, 2019 and December 31, 2018, were as follows:

	June 30, 2019

(Millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Fair value

Equity securities	$376.2	$38.6	$(36.7)	$9.7	$387.8
Other long-term investments	$349.9	$44.2	$(24.6)	$10.4	$379.9

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

	December 31, 2018

(Millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Fair value

Equity securities	$409.4	$17.8	$(50.8)	$3.6	$380.0
Other long-term investments	$337.6	$32.6	$(13.5)	$8.3	$365.0

Equity securities at fair value consisted of the following as of June 30, 2019 and December 31, 2018:

(Millions)	June 30, 2019	December 31, 2018

Investment grade fixed income mutual funds	$151.9	$157.7
Common stocks	233.4	222.3
Other	2.5	-

Total Equity securities	$387.8	$380.0

Other long-term investments at fair value consisted of the following as of June 30, 2019 and December 31, 2018:

(Millions)	June 30, 2019	December 31, 2018

Hedge funds and private equity funds	$291.9	$301.4
Limited liability companies and private equity securities	88.0	63.6

Total other long-term investments	$379.9	$365.0

Hedge Funds and Private Equity Funds

Sirius Group holds investments in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments has been estimated using the net asset value of the funds. As of June 30, 2019, Sirius Group held investments in 9 hedge funds and 29 private equity funds. The largest investment in a single fund was $49.6 million as of June 30, 2019 and $54.8 million as of December 31, 2018.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following table summarizes investments in hedge funds and private equity interests by investment objective and sector as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018

(Millions)	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments

Hedge funds:
Long/short multi-sector	$47.7	$-	$41.0	$-
Distressed mortgage credit	49.6	-	54.8	-
Private Credit	20.8	-	20.0
Other	2.3	-	2.5	-

Total hedge funds	120.4	-	118.3	-
Private equity funds:
Energy infrastructure & services	74.8	41.9	93.7	54.2
Multi-sector	6.5	0.7	9.0	0.7
Healthcare	35.6	11.7	31.7	15.6
Life settlement	24.8	-	23.7	-
Manufacturing/Industrial	27.5	4.0	23.6	10.4
Private equity secondaries	0.8	0.8	1.1	1.1
Real estate	0.3	-	0.3	-
Other	1.2	2.6	-	-

Total private equity funds	171.5	61.7	183.1	82.0

Total hedge and private equity funds included in other long-term investments	$291.9	$61.7	$301.4	$82.0

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

The following summarizes the June 30, 2019 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period

Redemption Frequency (Millions)	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total

Monthly	$-	$32.3	$-	$-	$32.3
Quarterly	0.8	-	-	-	0.8
Semi-annual	-	0.7	-	-	0.7
Annual	-	15.4	50.4	20.8	86.6

Total	$0.8	$48.4	$50.4	$20.8	$120.4

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Certain of the hedge fund and private equity fund investments in which Sirius Group is invested are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund's underlying investments are liquidated. As of June 30, 2019, no distributions were outstanding from these investments. Investments in private equity funds are generally subject to a "lock-up" period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund's underlying investments.

In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors.

As of June 30, 2019, investments in private equity funds were subject to lock-up periods as follows:

(Millions)	1 - 3 years	3 – 5 years	5 – 10 years	Total

Private Equity Funds – expected lock up period remaining	$10.6	$4.2	$156.7	$171.5

Investments held on deposit or as collateral

As of June 30, 2019 and December 31, 2018 investments of $802.8 million and $792.4 million, respectively, were held in trusts required to be maintained in relation to various reinsurance agreements. Sirius Group's reinsurance operations are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits that are included within total investments totaled $814.4 million and $801.2 million as of June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019, Sirius Group held $0.2 million of collateral in the form of short-term investments associated with Interest Rate Cap agreements. (See Note 11.)

Unsettled investment purchases and sales

As of June 30, 2019 and December 31, 2018 Sirius Group reported $2.6 million and $3.2 million, respectively, in Accounts payable on unsettled investment purchases.

As of June 30, 2019 and December 31, 2018, Sirius Group reported $2.0 million and $5.0 million, respectively, in Accounts receivable on unsettled investment sales.

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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

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

Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized in Level 3. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This may lead the Company to change the selection of the valuation technique (for example, from market to cash flow approach) or to use multiple valuation techniques to estimate the fair value of a financial instrument. These circumstances could cause an instrument to be reclassified between levels within the fair value hierarchy. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries Bills and Notes, equity securities, and short-term investments. Investments valued using Level 2 inputs are primarily comprised of fixed maturity investments, which have been disaggregated into classes, including U.S. government and government agency, corporate debt securities, mortgage-backed and asset-backed securities, non-U.S. government and government agency, U.S. state and municipalities and political subdivision and preferred stocks. Investments valued using Level 2 inputs also include certain exchange-traded funds that track U.S. stock indices such as the S&P 500 but are traded on foreign exchanges. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Sirius Group determines when transfers between levels have occurred as of the beginning of the period.

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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Fair value measurements by level

The following tables summarize Sirius Group's financial assets and liabilities measured at fair value as of June 30, 2019 and December 31, 2018 by level:

	June 30, 2019

(Millions)	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Assets measured at fair value

Fixed maturity investments:
U.S. Government and government agency	$157.4	$156.0	$1.4	$-
Corporate debt securities	606.6	-	606.6	-
Residential mortgage-backed securities	398.0	-	398.0	-
Asset-backed securities	513.6	-	513.6	-
Commercial mortgage-backed securities	107.8	-	107.8	-
Non-U.S. government and government agency	28.5	28.5	-	-
Preferred stocks	1.2	-	1.2	-
U.S. States, municipalities, and political subdivision	2.6	-	2.6	-

Total fixed maturity investments	1,815.7	184.5	1,631.2	-
Equity securities:
Investment grade fixed income mutual funds	151.9	151.9	-	-
Common stocks	233.4	233.4	-	-
Other	2.5	-	2.5	-

Total equity securities	387.8	385.3	2.5	-
Short-term investments	882.9	845.6	37.3	-
Other long-term investments(1)	88.0	-	-	88.0

Total investments	$3,174.4	$1,415.4	$1,671.0	$88.0
Derivative instruments	2.9	0.8	-	2.1

Total assets measured at fair value	$3,177.3	$1,416.2	$1,671.0	$90.1

Liabilities measured at fair value

Contingent consideration liabilities	$30.8	$-	$-	$30.8
Derivative instruments	6.0	0.3	-	5.7

Total liabilities measured at fair value	$36.8	$0.3	$-	$36.5

(1)Excludes fair value of $291.9 associated with hedge funds and private equity funds which fair value is measured using NAV practical expedient.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

	December 31, 2018

(Millions)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs

Assets measured at fair value

Fixed maturity investments:
U.S. Government and government agency	$167.9	$164.7	$3.2	$-
Corporate debt securities	695.8	-	695.8	-
Asset-backed securities	494.5	-	494.5	-
Residential mortgage-backed securities	413.5	-	413.5	-
Commercial mortgage-backed securities	115.9	-	115.9	-
Non-U.S. government and government agency	50.3	42.9	7.4	-
Preferred stocks	8.5	-	3.1	5.4
U.S. States, municipalities, and political subdivision	2.8	-	2.8	-

Total fixed maturity investments	1,949.2	207.6	1,736.2	5.4
Short-term investments	715.5	679.3	36.2	-
Equity securities:
Investment grade fixed income mutual funds	157.7	157.7	-	-
Common stocks	222.3	222.3	-	-

Total equity securities	380.0	380.0	-	-
Other long-term investments(1)	63.6	-	-	63.6

Total investments	$3,108.3	$1,266.9	$1,772.4	$69.0
Derivative instruments	4.1	-	-	4.1

Total assets measured at fair value	$3,112.4	$1,266.9	$1,772.4	$73.1

Liabilities measured at fair value

Contingent consideration liabilities	$28.8	$-	$-	$28.8
Derivative instruments	5.1	0.5	-	4.6

Total liabilities measured at fair value	$33.9	$0.5	$-	$33.4

(1)Excludes fair value of $301.4 associated with hedge funds and private equity funds which fair value is measured using NAV practical expedient.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Rollforward of Level 3 fair value measurements

The following tables present changes in Level 3 for financial instruments measured at fair value for the three months ended June 30, 2019 and June 30, 2018:

	For the three months ended June 30, 2019

(Millions)	Fixed Maturities	Other long-term investments(1)	Derivative instruments assets & (liabilities)	Contingent consideration (liabilities)

Balance at March 31, 2019	$-	$88.0	$(4.8)	$(28.8)
Total realized and unrealized gains (losses)	-	-	(0.6)	(2.0)
Foreign currency gains (losses) through Other Comprehensive Income	-	-	-	-
Purchases	-	-	-	-
Sales/Settlements	-	-	1.8	-

Balance at June 30, 2019	$-	$88.0	$(3.6)	$(30.8)

(1)Excludes fair value of $291.9 associated with hedge funds and private equity funds which fair value is measured using NAV practical expedient.

	For the three months ended June 30, 2018

(Millions)	Fixed Maturities	Other long-term investments(1)	Derivative instruments assets & (liabilities)	Contingent consideration (liabilities)

Balance at March 31, 2018	$8.6	$64.9	$(6.1)	$(42.8)
Total realized and unrealized gains (losses)	(2.1)	8.5	5.6	-
Foreign currency gains (losses) through Other Comprehensive Income	-	(1.3)	-	-
Purchases	-	0.5	-	-
Sales/Settlements	(0.5)	(3.6)	(5.3)	-

Balance at June 30, 2018	$6.0	$69.0	$(5.8)	$(42.8)

(1)Excludes fair value of $247.6 associated with hedge funds and private equity funds which fair value is measured using NAV practical expedient.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following tables present changes in Level 3 for financial instruments measured at fair value for the six months ended June 30, 2019 and June 30, 2018:

	For the six months ended June 30, 2019

(Millions)	Fixed Maturities	Other long-term investments(1)	Derivative instruments assets & (liabilities)	Contingent consideration (liabilities)

Balance at December 31, 2018	$5.4	$63.6	$(0.5)	$(28.8)
Total realized and unrealized gains (losses)	-	9.3	(5.8)	(2.0)
Foreign currency gains (losses) through Other Comprehensive Income	-	(0.7)	-	-
Purchases	-	15.8	-	-
Sales/Settlements	(5.4)	-	2.7	-

Balance at June 30, 2019	$-	$88.0	$(3.6)	$(30.8)

(1)Excludes fair value of $291.9 associated with hedge funds and private equity funds which fair value is measured using NAV practical expedient.

	For the six months ended June 30, 2018

(Millions)	Fixed Maturities	Other long-term investments(1)	Derivative instruments assets & (liabilities)	Contingent consideration (liabilities)

Balance at December 31, 2017	$8.0	$64.2	$(6.1)	$(42.8)
Total realized and unrealized gains (losses)	(2.1)	9.3	5.6	-
Foreign currency gains (losses) through Other Comprehensive Income	-	(1.6)	-	-
Purchases	0.6	0.9	-	-
Sales/Settlements	(0.5)	(3.8)	(5.3)	-

Balance at June 30, 2018	$6.0	$69.0	$(5.8)	$(42.8)

(1) Excludes fair value of $247.6 associated with hedge funds and private equity funds which fair value is measured using NAV practical expedient.

Fair value measurements – transfers between levels

There were no transfers between Level 3 and Level 2 measurements during the three months ended June 30, 2019 and 2018. There were no transfers between Level 3 and Level 2 measurements during the six months ended June 30, 2019 and 2018.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Significant unobservable inputs

The table below presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments as of June 30, 2019 and December 31, 2018, and includes only those instruments for which information about the inputs is reasonably available to Sirius Group, such as data from independent third-party valuation service providers and from internal valuation models.

(Millions, except share prices)	June 30, 2019

Description	Valuation Technique(s)	Fair value	Unobservable input

Private equity securities(1)	Share price of recent transaction	$32.5	Purchase share price	$40.63
Preferred stock(1)	Share price of recent transaction	$17.5	Purchase price	$7.74
Private equity securities(1)	Multiple of GAAP book value	$16.8	Book value multiple	1.0	X
Private debt instrument(1)	Purchase price of recent transaction	$7.8	Purchase price	$9.0
Private debt instrument(1)	Purchase price of recent transaction	$6.0	Purchase price	$6.0
Private equity securities(1)	Share price of recent transaction	$5.1	Purchase price	$7.74
Weather derivatives(2)	Third party appraisal	$1.7	Broker quote	$1.7
Private equity securities(1)	Purchase price of recent transaction	$1.0	Purchase price	$10.0
Private equity securities(1)	Purchase price of recent transaction	$0.8	Purchase price	$0.8
Equity warrants	Option pricing model	$0.4	Strike price	$0.2
Private equity securities(1)	Purchase price of recent transaction	$0.3	Purchase price	$0.3
Private debt instrument(1)	Purchase price of recent transaction	$0.2	Purchase price	$0.2
Currency forwards(2)	Third party appraisal	$0.2	Broker quote	$0.2
Currency swaps(2)	Third party appraisal	$(3.8)	Broker quote	$(3.8)
Contingent consideration	External valuation model	$(30.8)	Discounted future payments	$(30.8)

(1)As of June 30, 2019, each asset type consists of one security.

(2)See Note 11 for discussion of derivative instruments.

(Millions, except share prices)	December 31, 2018

Description	Valuation Technique(s)	Fair value	Unobservable input

Private equity securities(1)	Share price of recent transaction	$32.5	Purchase share price	$40.63
Private equity securities(1)	Multiple of GAAP book value	$14.7	Book value multiple	0.9	X
Private debt instrument(1)	Purchase price of recent transaction	$9.0	Purchase price	$9.0
Private debt instrument(1)	Purchase price of recent transaction	$6.0	Purchase price	$6.0
Preferred stock(1)	Share price of recent transaction	$4.6	Purchase price	$1.88
Weather derivatives(2)	Third party appraisal	$3.9	Broker quote	$3.9
Private equity securities(1)	Purchase price of recent transaction	$0.9	Purchase price	$1.88
Preferred stock(1)	Share price of recent transaction	$0.8	Purchase price	$0.8
Private equity securities(1)	Share price of recent transaction	$0.3	Purchase price	$10.0
Private debt instrument(1)	Purchase price of recent transaction	$0.2	Purchase price	$0.2
Interest rate cap(2)	Third party appraisal	$0.2	Broker quote	$0.2
Currency swaps(2)	Third party appraisal	$(4.6)	Broker quote	$(4.6)
Contingent consideration	External valuation model	$(28.8)	Discounted future payments	$(28.8)

(1)As of December 31, 2018, each asset type consists of one security.

(2)See Note 11 for discussion of derivative instruments.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Financial instruments disclosed, but not carried at fair value

Sirius Group uses various financial instruments in the normal course of its business. The carrying values of Cash, Accrued investment income, certain other assets, Accounts payable on unsettled investment purchases, certain other liabilities, and other financial instruments not included in the table below approximated their fair values at June 30, 2019 and December 31, 2018, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 3. The following table includes financial instruments for which the carrying value differs from the estimated fair values at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018

(Millions)	Fair Value(1)	Carrying Value	Fair Value(1)	Carrying Value

Liabilities, Mezzanine equity, and Non-controlling interest:
2017 SEK Subordinated Notes	$297.0	$292.3	$309.5	$303.6
2016 SIG Senior Notes	$386.9	$393.6	$347.6	$393.2
Series B preference shares	$205.2	$241.3	$191.7	$232.2

(1)Fair value estimated by internal pricing and considered a Level 3 measurement.

Note 9. Debt and standby letters of credit facilities

Sirius Group's debt outstanding as of June 30, 2019 and December 31, 2018 consisted of the following:

(Millions)	June 30, 2019	Effective Rate(1)	December 31, 2018	Effective Rate(1)

2017 SEK Subordinated Notes, at face value	$296.2	3.9%	$307.6	3.8%
Unamortized issuance costs	(3.9)		(4.0)

2017 SEK Subordinated Notes, carrying value	292.3		303.6

2016 SIG Senior Notes, at face value	400.0	4.7%	400.0	4.7%
Unamortized discount	(2.5)		(2.6)
Unamortized issuance costs	(3.9)		(4.2)

2016 SIG Senior Notes, carrying value	393.6		393.2

Total debt	$685.9		$696.8

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
Unaudited

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

Sirius Group incurred $4.6 million in expenses related to the issuance of the 2017 SEK Subordinated Notes (including SEK 27.5 million, or $3.5 million, in underwriting fees), which have been deferred and are being recognized into interest expense over the life of the 2017 SEK Subordinated Notes. For the three months ended June 30, 2019 and 2018, Sirius Group recognized $0.3 million and $27.8 million, respectively, of foreign currency exchange gains on the remeasurement of the 2017 SEK Subordinated Notes into USD from SEK. For the six months ended June 30, 2019 and 2018, Sirius Group recognized $11.3 million and $27.8 million, respectively, of foreign currency exchange gains on the remeasurement of the 2017 SEK Subordinated Notes into USD from SEK.

Taking into effect the amortization of all underwriting and issuance expenses, and applicable STIBOR, the 2017 SEK Subordinated Notes yielded an effective rate of approximately 4.1% and 3.5% annualized for the three months ended June 30, 2019 and 2018, respectively. The effective rate for the six months ended June 30, 2019 and 2018 were 3.9% and 3.5% annualized, respectively. Sirius Group recorded $3.2 million and $3.0 million of interest expense, inclusive of amortization of issuance costs on the 2017 SEK Subordinated Notes for the three months ended June 30, 2019 and 2018, respectively. Sirius Group recorded $6.0 million and $5.9 million of interest expense, inclusive of amortization of issuance costs on the 2017 SEK Subordinated Notes for the six months ended June 30, 2019 and 2018, respectively.

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

Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the 2016 SIG Senior Notes yield an effective rate of approximately 4.7% per annum. Sirius Group recorded $4.8 million, inclusive of amortization of issuance costs on the 2016 SIG Senior Notes, for both three month periods ended June 30, 2019 and 2018. Sirius Group recorded $9.6 million of interest expense, inclusive of amortization of issuance costs on the 2016 SIG Senior Notes, for both the six months ended June 30, 2019 and 2018.

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

Sirius International has other secured letter of credit and trust arrangements with various financial institutions to support its insurance operations. As of June 30, 2019 and December 31, 2018, these secured letter of credit and trust arrangements were collateralized by pledged assets and assets in trust of SEK 3.0 billion and SEK 2.9 billion, respectively, or $319.0 million and $321.3 million, respectively (based on the June 30, 2019 and December 31, 2018 SEK to USD exchange rates). As of June 30, 2019 and December 31, 2018, Sirius America Insurance Company's trust arrangements were collateralized by pledged assets and assets in trust of $57.2 million and $56.2 million, respectively. As of June 30, 2019 and December 31, 2018, Sirius Bermuda's trust arrangements were collateralized by pledged assets and assets in trust of $349.6 million and $319.7 million, respectively.

Revolving credit facility

In February 2018, Sirius Group, through its indirectly wholly-owned subsidiary Sirius International Group, Ltd. entered into a three-year, $300 million senior unsecured revolving credit facility (the "Facility"). The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements and retrocessional agreements. The Facility is subject to various affirmative, negative and financial covenants that Sirius Group considers to be customary for such borrowings, including certain minimum net worth, maximum debt to capitalization, financial strength rating standards, and change in control provisions. As of June 30, 2019, there were no outstanding borrowings under the Facility.

Debt and standby letter of credit facility covenants

As of June 30, 2019, Sirius Group was in compliance with all of the covenants under the 2017 SEK Subordinated Notes, the 2016 SIG Senior Notes, the Nordea Bank Finland Abp, London Branch facility, and the DNB Bank ASA, Sweden Branch facility. In addition, as of June 30, 2019, Sirius Group was in compliance with all of the covenants under the Facility.

Interest

Total interest expense incurred by Sirius Group for its indebtedness for the three months ended June 30, 2019 and 2018 was $8.0 million and $7.8 million, respectively. Total interest expense incurred by Sirius Group for its indebtedness for the six months ended June 30, 2019 and 2018 was $15.6 million and $15.5 million, respectively. Total interest paid by Sirius Group for its indebtedness for the three months ended June 30, 2019 and 2018 was $12.2 million and $12.1 million, respectively. Total interest paid by Sirius Group for its indebtedness for the six months ended June 30, 2019 and 2018 was $14.9 million and $15.0 million, respectively.

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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Sirius Group reported an income tax expense of $2.1 million and $51.2 million during the three months ended June 30, 2019 and 2018, respectively, on pre-tax income of $10.3 million and $149.4 million, respectively. Sirius Group reported an income tax expense of $19.3 million and $62.3 million during the six months ended June 30, 2019 and 2018, respectively, on pre-tax income of $131.6 million and $203.8 million, respectively. The effective tax rate for the six months ended June 30, 2019 was 14.5%, which was lower than the Swedish statutory rate of 21.4% (the rate at which the majority of Sirius Group's worldwide operations are taxed) primarily because of income recognized in jurisdictions with lower rates than Sweden. The effective tax rate for the six months ended June 30, 2018 was 30.6%, which was higher than the Swedish statutory rate of 22% (the rate at which the majority of Sirius Group's worldwide operations are taxed) primarily because of non-recurring adjustments to Sirius Group's deferred tax assets which resulted from various internal restructurings and changes in Sirius Group's accounting for uncertain tax positions. In arriving at the effective tax rate for the six month periods ended June 30, 2019 and 2018, Sirius Group forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2019 and 2018.

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

The TCJA includes a new Base Erosion and Anti-Abuse Minimum Tax ("BEAT") provision, which is essentially a minimum tax that is potentially applicable to certain otherwise deductible payments made by U.S. entities to non-U.S. affiliates, including cross-border interest payments and reinsurance premiums. The statutory BEAT rate is 10% in 2019-2025, and then rises to 12.5% in 2026 and thereafter. The TCJA also includes provisions for Global Intangible Low-Taxed Income ("GILTI") under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries. Consistent with accounting guidance, Sirius Group will treat BEAT as an in period tax charge when incurred in future periods for which no deferred taxes need to be provided and has made an accounting policy election to treat GILTI taxes in a similar manner. No provision for income taxes related to BEAT or GILTI was recorded as of June 30, 2019 and December 31, 2018.

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

Deferred tax asset, net of valuation allowance

Sirius Group's net deferred tax liability, net of the valuation allowance as of June 30, 2019 is $55.3 million. Of the $55.3 million, $32.7 million relates to net deferred tax assets in U.S. subsidiaries, $130.5 million relates to net deferred tax assets in Luxembourg subsidiaries, $12.9 million relates to net deferred tax assets in United Kingdom subsidiaries, $229.7 million relates to net deferred tax liabilities in Sweden subsidiaries, and $1.7 million relates to other net deferred tax liability.

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

As of June 30, 2019, the total reserve for unrecognized tax benefits is $63.3 million. If Sirius Group determines in the future that its reserves for unrecognized tax benefits on permanent differences and interest and penalties are not needed, the reversal of $63.2 million of such reserves as of June 30, 2019 would be recorded as an income tax benefit and would impact the effective tax rate. If Sirius Group determines in the future that its reserves for unrecognized tax benefits on temporary differences are not needed, the reversal of $0.1 million of such reserves as of June 30, 2019 would not impact the effective tax rate due to deferred tax accounting but would accelerate the payment of cash to the taxing authority. The vast majority of Sirius Group's reserves for unrecognized tax benefits on temporary differences relate to deductions for loss reserves where the timing of the deductions is uncertain.

The Swedish Tax Authority ("STA") has denied deductions claimed by two of the Company's Swedish subsidiaries in certain tax years for interest paid on intra-group debt instruments. Sirius Group has challenged the STA's denial in court based on the technical merits. In October 2018, one of the Swedish subsidiaries received an adverse decision from Sweden's Administrative Court, which Sirius Group has appealed. Sirius Group has taken into account this and other relevant developments in applicable Swedish tax law and has established a reserve for this uncertain tax position. As of June 30, 2019, the total amount of such reserve was $60.4 million.

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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Note 11. Derivatives

Interest Rate Cap

Sirius Group entered into an interest rate swap ("Interest Rate Cap") with two financial institutions where it paid an upfront premium and in return receives a series of quarterly payments based on the 3-month London Interbank Offered Rate at the time of payment. The Interest Rate Cap does not qualify for hedge accounting. Changes in fair value are recognized as unrealized gains or losses and are presented within Other revenue. The fair value of the interest rate cap has been estimated using a single broker quote and, accordingly, has been classified as a Level 3 measurement as of June 30, 2019 and December 31, 2018. Collateral held is recorded within short-term investments with an equal amount recognized as a liability to return collateral. Sirius Group's liability to return that collateral is based on the amounts provided by the counterparties and investment earnings thereon. As at June 30, 2019 and December 31, 2018, Sirius Group held collateral balances of $0.2 million and $0.3 million, respectively.

Foreign currency swaps

Sirius Group executes foreign currency swaps to manage foreign currency exposure. The foreign currency swaps have not been designated or accounted for under hedge accounting. Changes in fair value are recognized as unrealized gains or losses and are presented within Net foreign exchange gains (losses). The fair value of the foreign currency swaps has been estimated using a single broker quote and, accordingly, has been classified as a Level 3 measurement as of June 30, 2019 and December 31, 2018. Sirius Group does not provide or hold any collateral associated with the swaps.

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

Weather derivatives

Sirius Group holds assets and assumes liabilities related to weather and weather contingent risk management products. Weather and weather contingent derivative contracts are entered into with the objective of generating profits in normal climatic conditions. Accordingly, Sirius Group's weather and weather contingent derivatives are not designed to meet the criteria for hedge accounting under GAAP. Sirius Group receives payment of premium at the contract inception in exchange for bearing the risk of variations in a quantifiable weather index. Changes in fair value are recognized as unrealized gains or losses and are presented within Other revenue. The fair value of the weather derivatives was estimated using a broker quote. Because of the significance of the unobservable inputs used to estimate the fair value of Sirius Group's weather risk contracts, the fair value measurements of the contracts are deemed to be Level 3 measurements in the fair value hierarchy as of June 30, 2019 and December 31, 2018. Sirius Group does not provide or hold any collateral associated with the weather derivatives.

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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Equity warrants

Sirius Group holds restricted equity warrants as part of its investment strategy. The equity warrants are not designated or accounted for under hedge accounting. Changes in fair value are presented within Net unrealized investment (losses) gains. The fair value of the equity warrants is estimated using a single broker quote and accordingly, classified as a Level 3 measurement. Sirius Group did not provide or hold any collateral associated with the equity warrants.

The following tables summarize information on the classification and amount of the fair value of derivatives not designated as hedging instruments within the Company's Consolidated Balance Sheets as at June 30, 2019 and December 31, 2018:

(Millions)	June 30, 2019			December 31, 2018

Derivatives not designated as hedging instruments	Notional Value	Asset derivative at fair value(1)	Liability derivative at fair value(2)	Notional Value	Asset derivative at fair value(1)	Liability derivative at fair value(2)

Interest rate cap	$250.0	$-	$-	$250.0	$0.2	$-
Foreign currency swaps	$90.0	$-	$4.9	$45.0	$-	$4.6
Foreign currency forwards	$10.0	$-	$0.8	$-	$-	$-
Weather derivatives	$53.4	$1.7	$-	$150.5	$3.9	$-
Equity futures contracts	$(8.1)	$-	$-	$-	$-	$-
Equity put options	$14.7	$0.8	$0.3	$6.2	$-	$0.5
Equity warrants	$0.4	$0.4	$-	$-	$-	$-

(1)Asset derivatives are classified within Other assets within the Company's Consolidated Balance Sheets at June 30, 2019 and December 31, 2018.

(2)Liability derivatives are classified within Other liabilities within the Company's Consolidated Balance Sheets at June 30, 2019 and December 31, 2018.

The following table summarizes information on the classification and net impact on earnings, recognized in the Company's Consolidated Statements of Income relating to derivatives during the three months and six months ended June 30, 2019 and 2018:

(Millions)
		For the three months ended June 30,		For the six months ended June 30,

Derivatives not designated as hedging instruments	Classification of gains (losses) recognized in earnings	2019	2018	2019	2018

Interest rate cap	Other revenues	$(0.1)	$(0.1)	$(0.2)	$0.2
Foreign currency swaps	Net foreign exchange gains	$1.6	$4.3	$2.4	$3.0
Foreign currency forwards	Net foreign exchange gains (losses)	$(3.2)	$-	$(3.0)	$-
Weather derivatives	Other revenues	$0.6	$1.4	$(5.5)	$2.4
Equity futures contracts	Net realized investment gains (losses)	$(0.2)	$-	$(0.8)	$-
Equity futures contracts	Net unrealized investment gains	$-	$-	$(0.2)	$-
Equity put options	Net unrealized investment gains	$(0.1)	$1.4	$(0.5)	$2.4
Equity warrants	Net unrealized investment gains	$0.4	$-	$0.4	$-

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Note 12. Share-based compensation

Sirius Group's employee compensation plans include grants for various types of share-based and non share-based compensation awards to key employees of Sirius Group. As at June 30, 2019, Sirius Group's share-based compensation awards consist of performance shares units, restricted share units, restricted stock and options.

For the three months ended June 30, 2019, Sirius Group granted members of the Board of Directors of the Company 34,615 restricted shares. For the six months ended June 30, 2019, Sirius Group granted 401,311 performance share units, 1,411,714 restricted share units, 1,374,944 officer stock options and 34,615 of restricted shares.

During the three and six months ended June 30, 2019, Sirius Group employees forfeited 14,335 performance share units and 46,052 restricted share units.

As at June 30, 2019 there were $31.8 million of unrecognized share-based compensation costs, which are expected to be recognized over the next two to three years. There were no unrecognized share-based compensation costs as at June 30, 2018.

Note 13. Common shareholder's equity, mezzanine equity, and non-controlling interests

Common shareholder's equity

The authorized share capital of the Company consists of 500,000,000 Common shares, $0.01 par value per share, and 100,000,000 Preference shares, $0.01 par value per share.

The following table presents changes in the Company's issued and outstanding Common shares as of June 30, 2019 and 2018, respectively:

	Three months ended June 30,		Six months ended June 30,
(Millions)	2019	2018	2019	2018

Common shares:
Shares issued and outstanding, beginning of period	115,262,303	120,000,000	115,151,251	120,000,000
Issuance of shares to directors and employees	34,615	-	145,667	-

Shares issued and outstanding, end of period	115,296,918	120,000,000	115,296,918	120,000,000

Dividends

The Company did not pay dividends to common shareholders during the three and six months ended June 30, 2019 and 2018.

Mezzanine equity

Series B Preference Shares

On November 5, 2018, in connection with the closing of the Merger, Sirius Group issued 11,901,670 of the 15,000,000 designated Series B preference shares, with a par value of $0.01 per share, as part of the Sirius Group Private Placement. (See Note 3.)

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

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

The Company adjusts the carrying value of the Series B preference shares to equal the redemption value at the end of each reporting period. At June 30, 2019 and December 31, 2018, the balance of the Series B preference shares was $241.3 million and $232.2 million, respectively.

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

Non-controlling interests

Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated entities and are presented separately on the balance sheet. At June 30, 2019 and December 31, 2018 Sirius Group's balance sheet included $3.0 million and $1.7 million, respectively, in non-controlling interests.

The following tables show the change in non-controlling interest for the three months and six months ended June 30, 2019 and 2018:

(Millions)	For the three months ended June 30, 2019	For the three months ended June 30, 2018

Non-controlling interests, beginning of the period	$2.2	$0.5
Net income attributable to non-controlling interests	0.8	0.4
Other, net	-	0.1

Non-controlling interests, end of the period	$3.0	$1.0

(Millions)	For the six months ended June 30, 2019	For the six months ended June 30, 2018

Non-controlling interests, beginning of the period	$1.7	$0.2
Net income attributable to non-controlling interests	1.2	0.6
Other, net	0.1	0.2

Non-controlling interests, end of the period	$3.0	$1.0

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Alstead Re

As of June 30, 2019 and December 31, 2018, Sirius Group recorded non-controlling interest of $2.7 million and $1.7 million, respectively, in Alstead Re Insurance Company ("Alstead Re"). (See Note 16.)

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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following table sets forth the computation of basic and diluted earnings per common share for the three months and six months ended June 30, 2019 and 2018:

	For the three months ended June 30,		For the six months ended June 30,
(Millions, except share and per share information)	2019	2018	2019	2018

Basic earnings per share
Numerator:
Net income	$8.2	$98.2	$112.3	$141.5
Less: Income attributable to non-controlling interests	(0.8)	(0.4)	(1.2)	(0.6)
Less: Change in carrying value of Series B preference shares	(0.8)	-	(9.2)	-
Less: Accrued dividends on Series A redeemable preference shares	-	-	-	(2.6)

Net income available for dividends out of undistributed earnings	$6.6	$97.8	$101.9	$138.3
Less: Earnings attributable to Series B preference shares	(0.6)	-	(9.5)	-
Less: Earnings attributable to Series A redeemable preference shares	-	(4.0)	-	(5.7)

Net income available to Sirius Group common shareholders	$6.0	$93.8	$92.4	$132.6

Denominator:
Weighted average shares outstanding for basic earnings per share	115,243,685	120,000,000	115,212,772	120,000,000

Basic earnings per share	$0.05	$0.78	$0.80	$1.11

Diluted earnings per share
Numerator:
Net income available to Sirius Group common shareholders	$6.0	$93.8	$92.4	$132.6
Add: Change in carrying value of Series B preference shares	-	-	9.2	-

Net income available to Sirius Group common shareholders on a diluted basis	$6.0	$93.8	$101.6	$132.6

Denominator:
Weighted average shares outstanding for basic earnings per share	115,243,685	120,000,000	115,212,772	120,000,000
Add: Series B preference shares	-	-	11,901,670	-
Add: Unvested performance share units and restricted share units	552,682	-	427,960	-

Weighted average shares outstanding for diluted earnings per share(1)	115,796,367	120,000,000	127,542,402	120,000,000

Diluted earnings per share	$0.05	$0.78	$0.80	$1.11

(1)For the three months ended June 30, 2019, there were a total of 30,933,781 potentially dilutive securities excluded from the calculation of Diluted earnings per share. For the six months ended June 30, 2019, there were a total of 19,156,833 potentially dilutive securities excluded from the calculation of Diluted earnings per share. As at June 30, 2018, there were no potentially dilutive securities excluded from the calculation of Diluted earnings per share.

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

The following table presents the components of Other long-term investments as of June 30, 2019 and December 31, 2018:

(Millions)	June 30, 2019	December 31, 2018

Equity method eligible unconsolidated entities, at fair value	$156.3	$169.4
Other unconsolidated investments, at fair value(1)	223.6	195.6

Total Other long-term investments(2)	$379.9	$365.0

(1)Includes Other long-term investments that are not equity method eligible.

(2)There were no investments accounted for using the equity method as of June 30, 2019 and December 31, 2018.

Equity method eligible unconsolidated entities, at fair value

Sirius Group has elected the fair value option to account for its equity method eligible investments accounted for as part of Other long-term investments for consistency of presentation with the rest of its investment portfolio. The following table presents Sirius Group's investments in equity method eligible unconsolidated entities as of June 30, 2019 and December 31, 2018 with ownership interest greater than 20%:

	Ownership interest at
Investee	June 30, 2019	December 31, 2018	Instrument Held

BE Reinsurance Limited	25.0%	25.0%	Common shares
BioVentures Investors (Offshore) IV LP	73.0%	73.0%	Units
Camden Partners Strategic Fund V (Cayman), LP	39.4%	36.4%	Units
NEC Cypress Buyer LLC	13.3%	13.3%	Units
New Energy Capital Infrastructure Credit Fund LP(1)	18.3%	22.9%	Units
New Energy Capital Infrastructure Offshore Credit Fund LP(1)	12.2%	54.9%	Units
Scion G7, LP	28.3%	28.8%	Units
Tuckerman Capital V LP	48.3%	47.6%	Units
Tuckerman Capital V Co-Investment I LP	49.5%	47.7%	Units

(1)The ownership percentage of New Energy Capital Infrastructure Credit Fund LP and New Energy Capital Infrastructure Offshore Credit Fund LP was greater than 20% at December 31, 2018 but was less than 20% at June 30, 2019 and is included in the table for comparative purposes.

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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Sirius Group has determined that Alstead Re is a VIE for which Sirius Group is the primary beneficiary and is required to consolidate it. The following table presents Alstead Re's assets and liabilities, as classified in the Consolidated Balance Sheets as at June 30, 2019 and December 31, 2018:

(Millions)	June 30, 2019	December 31, 2018

Assets:
Fixed maturity investments, trading at fair value	$3.9	$4.0
Short-term investments, at fair value	0.5	0.3
Cash	0.1	0.2

Total investments	4.5	4.5
Insurance and reinsurance premiums receivable	0.2	0.1
Funds held by ceding companies	4.7	3.7
Deferred acquisition costs	0.3	5.2
Other assets	-	0.9

Total assets	$9.7	$14.4

Liabilities
Loss and loss adjustment expense reserves	$1.7	$4.6
Unearned insurance and reinsurance premiums	0.7	3.7
Other liabilities	-	-

Total liabilities	$2.4	$8.3

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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following table presents total assets of unconsolidated VIEs in which Sirius Group holds a variable interest, as well as the maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss

(Millions)	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total

June 30, 2019
Other long-term investments(1)	$266.3	$120.2	$18.3	$138.5

Total at June 30, 2019	$266.3	$120.2	$18.3	$138.5

December 31, 2018
Other long-term investments(1)	$209.1	$103.1	$32.0	$135.1

Total at December 31, 2018	$209.1	$103.1	$32.0	$135.1

(1)Comprised primarily of hedge funds and private equity funds.

Note 17. Transactions with related parties

(Re)insurance contracts

In the normal course of business, Sirius Group enters into insurance and reinsurance contracts with certain of its insurance and MGU affiliates, or their subsidiaries. During the three and six months ended June 30, 2019, these contracts resulted in gross written premiums of $24.9 million and $49.0 million, respectively. During the three and six months ended June 30, 2018, these contracts resulted in gross written premiums of $18.9 million and $38.2 million, respectively. As at June 30, 2019 and December 31, 2018, Sirius Group had total receivables due from affiliates of $23.2 million and $14.3 million, respectively. As at June 30, 2019 and December 31, 2018, Sirius Group did not have any payables due to affiliates.

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
Unaudited

Leases

Sirius Group leases office space and equipment under various noncancellable operating lease agreements. The average life of the office leases is 7 years and the equipment leases is 3 years.

During the three and six ended June 30, 2019, Sirius Group recognized operating lease expense of $3.2 million and $5.8 million, respectively, including property taxes and routine maintenance expense as well as rental expenses related to short term leases. As at June 30, 2019, Sirius Group had $31.5 million operating lease right-of-use assets included in Other assets. As at June 30, 2019, Sirius Group had $33.5 million operating lease liability included in Other liabilities.

The following table presents the lease balances within the Consolidated Balance Sheets as at June 30, 2019:

(millions)	Balance Sheet Classification	June 30, 2019

Operating lease right-of-use assets	Other assets	$31.5
Current lease liabilities	Other liabilities	$8.9
Non-current lease liabilities	Other liabilities	$24.6

The following table presents weighted average remaining lease term and weighted average discount rate as at June 30, 2019:

Weighted average lease term (years) as at June 30, 2019:
Leased offices	7.0 years
Leased equipment	3.0 years
Weighted average discount rate:
Leased offices	3.7%
Leased equipment	3.4%

The following table presents future annual minimum rental payments required under non-cancellable leases and the present value discount to arrive at total lease liability as at June 30, 2019:

(Millions)	Future Payments

2019	$5.0
2020	9.2
2021	7.9
2022	7.0
2023	4.3
2024 and after	2.8

Total future annual minimum rental payments as at June 30, 2019	36.2
Less: present value discount	(2.7)

Total lease liability as at June 30, 2019	$33.5

As of June 30, 2019, the Company's future operating lease obligations that have not yet commenced are immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis ("MD&A") of the Company's unaudited consolidated results of operations for the three and six months ended June 30, 2019 and 2018 and the Company's consolidated financial condition, liquidity and capital resources as of June 30, 2019 and December 31, 2018. This discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2018 (our "2018 Annual Report"), filed with the Securities and Exchange Commission ("SEC") on March 14, 2019, and the Company's Unaudited Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP").

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

Reportable Segments

Sirius Group provides insurance and reinsurance products for property lines and agriculture ("Global Property"), accident and health ("Global A&H"), and specialty lines including Aviation & Space, Marine, Trade Credit, Contingency, Casualty, Surety, and Environmental ("Specialty & Casualty"), which together with Runoff & Other, constitute its four reportable segments.

•
Global Property—The Global Property segment consists of Sirius Group's underwriting lines of business that offer other property insurance and reinsurance, property catastrophe excess reinsurance and agriculture reinsurance on a worldwide basis.

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

•
Runoff & Other—The Runoff & Other segment includes the results of Sirius Global Solutions Holding Company ("Sirius Global Solutions"), which specializes in the acquisition and management of runoff liabilities for insurance and reinsurance companies, both in the U.S. and internationally, as well as asbestos risks, environmental risks and other long-tailed liability exposures.

Executive Summary

Three Months Ended June 30, 2019 and 2018

Sirius Group ended the second quarter of 2019 with net income attributable to common shareholders of $7 million and basic earnings per common share of $0.05. This compares to net income attributable to common shareholders of $98 million and basic earnings per common share of $0.78 for the second quarter of 2018. The decrease was primarily due to a net underwriting (loss) recorded for the second quarter of 2019 driven mainly by net unfavorable prior year loss reserve development. The three months ended June 30, 2019 included $64 million of net unfavorable prior year loss reserve development compared to $10 million of net favorable prior year loss reserve development for the three months ended June 30, 2018. During the three months ended June 30, 2019, Sirius Group recorded catastrophe losses of $8 million compared to $1 million for the three months ended June 30, 2018.

Sirius Group's combined ratio was 105% for the three months ended June 30, 2019 compared to 83% for the three months ended June 30, 2018. The increase in the combined ratio was driven primarily by net unfavorable prior year loss reserve development. The combined ratio for the three months ended June 30, 2019 was impacted by 17 points of net unfavorable prior year loss reserve development compared to 3 points of net favorable prior year loss reserve development for the three months ended June 30, 2018. Sirius Group's combined ratio included 2 points of catastrophe losses for the three months ended June 30, 2019 compared to less than 1 point for the three months ended June 30, 2018.

Six Months Ended June 30, 2019 and 2018

Sirius Group ended the first six months of 2019 with net income attributable to common shareholders of $102 million and basic earnings per common share of $0.80. This compares to net income attributable to common shareholders of $138 million and basic earnings per common share of $1.11 for the six months ended June 30, 2018. The decrease was primarily due to net unfavorable prior year loss reserve development, partially offset by higher net realized and unrealized investment gains. The six months ended June 30, 2019 included $81 million of net unfavorable prior year loss reserve development compared to $13 million of net favorable prior year loss reserve development for the six months ended June 30, 2018. During the six months ended June 30, 2019, Sirius Group recorded catastrophe losses of $10 million compared to $3 million for the six months ended June 30, 2018.

Sirius Group's combined ratio was 99% for the six months ended June 30, 2019 compared to 85% for the six months ended June 30, 2018. The increase in the combined ratio was driven primarily by net unfavorable prior year loss reserve development. The combined ratio for the six months ended June 30, 2019 was impacted by 12 points of net unfavorable prior year loss reserve development compared to 2 points of net favorable prior year loss reserve development for the six months ended June 30, 2018. Sirius Group's combined ratio included 1 point of catastrophe losses for each of the six months ended June 30, 2019 and 2018.

Book Value Per Common Share

Sirius Group ended the first six months of 2019 with book value per common share of $15.47 compared to $14.80 as of December 31, 2018, an increase of 4.5% due to comprehensive income of $84 million recognized for the six months ended June 30, 2019. Total common shareholders' equity at the end of the second quarter of 2019 was $1,784 million compared to $1,704 million as of December 31, 2018.

Return on Equity

The return on net income attributable to common shareholders on beginning common shareholders' equity was 0.4% for the three months ended June 30, 2019 compared to 5.0% for the three months ended June 30, 2018 due to lower net income recognized.

The return on net income attributable to common shareholders on beginning common shareholders' equity was 6.0% for the six months ended June 30, 2019 compared to 7.2% for the six months ended June 30, 2018 due to lower net income recognized.

Adjusted Book Value Per Share

Sirius Group ended the first six months of 2019 with Adjusted book value per share, which assumes that the Series B preference shares will convert into common shares on a one-for-one basis, and also incorporates the impact of dilution arising from share-based compensation programs, of $15.87 compared to $15.24 as of December 31, 2018, an increase of 4.1%, due to the comprehensive income recognized. For June 30, 2019, Adjusted book value and Adjusted book value per share include the earned effects of share-based compensation awards issued during 2019.

See "Non-GAAP Financial Measures" for an explanation and calculation of Adjusted book value and Adjusted book value per share.

Operating income attributable to common shareholders

For the three months ended June 30, 2019, Operating (loss) income attributable to common shareholders was $(19) million compared to $41 million for the three months ended June 30, 2018, primarily due to the underwriting (loss) recorded in the second quarter of 2019.

For the six months ended June 30, 2019, Operating (loss) income attributable to common shareholders was $(1) million compared to $71 million for the six months ended June 30, 2018, primarily due to lower net underwriting gains and a loss on the change in fair value of weather derivatives.

See "Non-GAAP Financial Measures" for an explanation and calculation of Operating income attributable to common shareholders.

Consolidated Results of Operations – Three and Six Months Ended June 30, 2019 and 2018

(Expressed in millions of U.S. dollars, except share and per share information)

	Three months ended June 30,		Six months ended June 30,

	2019	2018	2019	2018

Revenues
Gross written premiums	$487.1	$505.0	$1,109.4	$1,120.2

Net written premiums	$401.7	$320.3	$886.5	$789.7

Net earned insurance and reinsurance premiums	$370.7	$308.9	$682.6	$593.4
Net investment income	24.4	19.2	44.5	30.0
Net realized investment gains	15.6	7.8	24.6	4.1
Net unrealized investment gains	15.5	24.7	89.5	40.7
Net foreign exchange (losses) gains	(0.6)	25.6	4.5	22.1
Other revenue	15.4	55.6	35.0	79.0

Total revenues	441.0	441.8	880.7	769.3

Expenses
Loss and loss adjustment expenses ("LAE")	278.0	151.4	461.9	292.4
Insurance and reinsurance acquisition expenses	77.0	66.8	140.3	129.8
Other underwriting expenses	35.5	38.2	70.8	81.4
General and administrative expenses	28.2	24.2	52.6	38.5
Intangible asset amortization expenses	4.0	4.0	7.9	7.9
Interest expense on debt	8.0	7.8	15.6	15.5

Total expenses	430.7	292.4	749.1	565.5

Pre-tax income	10.3	149.4	131.6	203.8
Income tax expense	(2.1)	(51.2)	(19.3)	(62.3)

Net income	8.2	98.2	112.3	141.5
Income attributable to non-controlling interests	(0.8)	(0.4)	(1.2)	(0.6)

Net income attributable to Sirius Group	7.4	97.8	111.1	140.9

Change in carrying value of Series B preference shares	(0.8)	-	(9.2)	-
Accrued dividends on Series A redeemable preference shares	-	-	-	(2.6)
Net income attributable to Sirius Group's common shareholders	$6.6	$97.8	101.9	$138.3

Comprehensive income
Net income	$8.2	$98.2	$112.3	$141.5
Other comprehensive income (loss), net of tax
Change in foreign currency translation, net of tax	1.1	(48.5)	(26.7)	(61.9)

Total other comprehensive income (loss)	1.1	(48.5)	(26.7)	(61.9)

Comprehensive income	9.3	49.7	85.6	79.6
Income attributable to non-controlling interests	(0.8)	(0.4)	(1.2)	(0.6)

Comprehensive income attributable to Sirius Group	$8.5	$49.3	$84.4	$79.0

Ratios:
Loss ratio(1)	75.0%	49.0%	67.7%	49.3%
Acquisition expense ratio(2)	20.8%	21.6%	20.6%	21.9%
Other underwriting expense ratio(3)	9.6%	12.4%	10.4%	13.7%

Combined ratio(4)	105.4%	83.0%	98.7%	84.9%

Selected financial data:
Basic earnings per common share and common shares equivalent	$0.05	$0.78	$0.80	$1.11
Diluted earnings per common share and common shares equivalent	$0.05	$0.78	$0.80	$1.11
Basic weighted average number of common shares and common share equivalents outstanding	115,243,685	120,000,000	115,212,772	120,000,000
Diluted weighted average number of common shares and common share equivalents outstanding	115,796,367	120,000,000	127,542,402	120,000,000
Return on equity(5)	0.4%	5.0%	6.0%	7.2%
Operating (loss) income attributable to common shareholders(6)	$(19.4)	$40.5	$(0.5)	$71.4

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

(6) Operating (loss) income attributable to common shareholders is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for an explanation and calculation of Operating (loss) income attributable to common shareholders.

	As of June 30, 2019	As of December 31, 2018

Selected balance sheet data:
Common shares outstanding	115,296,918	115,151,251
Series B preference shares outstanding	11,901,670	11,901,670
Earned share-based compensation awards, excluding stock options	374,912	-
Earned portion of Stock option awards issued	152,772	-

Adjusted shares outstanding(1)	127,726,272	127,052,921
Total common shareholders' equity	$1,784.1	$1,704.5
Series B preference shares	241.3	232.2
Earned portion of future proceeds from stock option awards	1.9	-

Adjusted book value(1)	$2,027.3	$1,936.7
Book value per common share	$15.47	$14.80
Adjusted book value per share(1)	$15.87	$15.24

(1) Adjusted shares outstanding, Adjusted book value, and Adjusted book value per share are non-GAAP financial measures. See "Non-GAAP Financial Measures" for an explanation and calculation of Adjusted share outstanding, Adjusted book value, and Adjusted book value per share.

Three and Six Months Ended June 30, 2019 and 2018

Gross written premiums – Gross written premiums for the three months ended June 30, 2019 was $487 million, a decrease of $18 million or 4% compared to gross written premiums of $505 million for the three months ended June 30, 2018, with Specialty & Casualty up 59%, Global A&H up 37%, and Global Property down 27%. Absent the effect of a single fronting arrangement within the Global Property segment, gross written premiums increased 20% compared to the prior period. See "Results of Reportable Segments" below.

Gross written premiums for the six months ended June 30, 2019 was $1,109 million, a decrease of $11 million or 1% compared to gross written premiums of $1,120 million for the six months ended June 30, 2018, with Global A&H up 25%, Specialty & Casualty up 24%, and Global Property down 16%. Absent the effect of a single fronting arrangement within the Global Property segment, gross written premiums increased 7% compared to the prior period. See "Results of Reportable Segments" below.

Net written premiums – Net written premiums for the three months ended June 30, 2019 was $402 million, an increase of $82 million or 26% compared to net written premiums of $320 million for the three months ended June 30, 2018, with Specialty & Casualty up 62%, Global A&H up 46%, and Global Property up 8%. See "Results of Reportable Segments" below.

Net written premiums for the six months ended June 30, 2019 was $887 million, an increase of $97 million or 12% compared to net written premiums of $790 million for the six months ended June 30, 2018, with Global A&H up 29%, Specialty & Casualty up 26%, and Global Property up 2%. See "Results of Reportable Segments" below.

Net earned insurance and reinsurance premiums – Net earned insurance and reinsurance premiums for the three months ended June 30, 2019 was $371 million, an increase of $62 million or 20% compared to net earned premiums of $309 million for the three months ended June 30, 2018, with Specialty & Casualty up 55%, Global A&H up 47% and Global Property down 2%. See "Results of Reportable Segments" below.

Net earned insurance and reinsurance premiums for the six months ended June 30, 2019 was $683 million, an increase of $90 million or 15% compared to net earned premiums of $593 million for the six months ended June 30, 2018, with Specialty & Casualty up 48% and Global A&H up 27%. See "Results of Reportable Segments" below.

Net investment income, Net realized investment gains, Net unrealized investment gains and Net foreign exchange (losses) gains – Net investment income increased 26% to $24 million for the three months ended June 30, 2019 from $19 million for the three months ended June 30, 2018 due primarily to a higher interest rate environment. Sirius Group reported net realized investment gains of $16 million for the three months ended June 30, 2019, which included $10 million of net realized foreign currency gains, compared to net realized investment gains of $8 million for the three months ended June 30, 2018, which included $7 million of net realized foreign currency gains. Net unrealized investment gains were $16 million for the three months ended June 30, 2019, which included $(7) million of net unrealized foreign currency (losses), compared to net unrealized investment gains of $25 million for the three months ended June 30, 2018, which included $30 million of net unrealized foreign currency gains. See "Summary of Investment Results" below. Additionally, Sirius Group recorded $(1) million of non-investment related foreign exchange (losses) for the three months ended June 30, 2019 compared to $26 million of non-investment related foreign exchange gains for the three months ended June 30, 2018. Included in the amount for the three months ended June 30, 2019 is less than $1 million of favorable currency movement compared to $28 million of favorable currency movement for the three months ended June 30, 2018 on the 2017 SEK Subordinated Notes. See "Foreign Currency Translation" below.

Net investment income increased 50% to $45 million for the six months ended June 30, 2019 from $30 million for the six months ended June 30, 2018 due primarily to a higher interest rate environment. Sirius Group reported net realized investment gains of $25 million for the six months ended June 30, 2019, which included $21 million of net realized foreign currency gains, compared to net realized investment gains of $4 million for the six months ended June 30, 2018, which included $6 million of net realized foreign currency gains. Net unrealized investment gains were $90 million for the six months ended June 30, 2019, which included $18 million of net unrealized foreign currency gains, compared to net unrealized investment gains of $41 million for the six months ended June 30, 2018, which included $49 million of net unrealized foreign currency gains. See "Summary of Investment Results" below. Additionally, Sirius Group recorded $5 million of non-investment related foreign exchange gains for the six months ended June 30, 2019 compared to $22 million of non-investment related foreign exchange gains for the six months ended June 30, 2018. Included in the six months ended June 30, 2019 amount is $11 million of favorable currency movement compared to $28 million of favorable foreign currency movement for the six months ended June 30, 2018 on the 2017 SEK Subordinated Notes. See "Foreign Currency Translation" below.

Other revenue – Other revenue decreased to $15 million for the three months ended June 30, 2019 from $56 million for the three months ended June 30, 2018. The decrease in other revenue was primarily attributable to management's estimate of a right of indemnification against a third party in connection with an uncertain tax position that was recorded in other revenue in the second quarter of 2018.

Other revenue decreased to $35 million for the six months ended June 30, 2019 from $79 million for the six months ended June 30, 2018. The decrease in other revenue was primarily attributable to management's estimate of a right of indemnification against a third party in connection with an uncertain tax position that was recorded in other revenue in the second quarter of 2018.

Loss and loss adjustment expenses – Loss and loss adjustment expenses increased 84% to $278 million for the three months ended June 30, 2019 from $151 million for the three months ended June 30, 2018, primarily due to net unfavorable prior year loss reserve development, higher catastrophe losses, and increased net earned insurance and reinsurance premiums for the three months ended June 30, 2019. See "Results of Reportable Segments" below.

Loss and loss adjustment expenses increased 58% to $462 million for the six months ended June 30, 2019 from $292 million for the six months ended June 30, 2018, primarily due to net unfavorable prior year loss reserve development, higher catastrophe losses, and increased net earned insurance and reinsurance premiums for the six months ended June 30, 2019. See "Results of Reportable Segments" below.

Insurance and reinsurance acquisition expenses – Insurance and reinsurance acquisition expenses increased 15% to $77 million for the three months ended June 30, 2019 from $67 million for the three months ended June 30, 2018, due to an increase in net earned insurance and reinsurance premiums and higher acquisition expenses for Specialty & Casualty and Global A&H partially offset by lower acquisition expenses for Global Property, primarily due to business mix, for the three months ended June 30, 2019. See "Results of Reportable Segments" below.

Insurance and reinsurance acquisition expenses increased 8% to $140 million for the six months ended June 30, 2019 from $130 million for the six months ended June 30, 2018, due to an increase in net earned insurance and reinsurance premiums and higher acquisition expenses for Specialty & Casualty and Global A&H partially offset by lower acquisition expenses for Global Property, primarily due to business mix, for the six months ended June 30, 2019. See "Results of Reportable Segments" below.

Other underwriting expenses – Other underwriting expenses decreased 5% to $36 million for the three months ended June 30, 2019 from $38 million for the three months ended June 30, 2018. See "Results of Reportable Segments" below.

Other underwriting expenses decreased 12% to $71 million for the six months ended June 30, 2019 from $81 million for the six months ended June 30, 2018, primarily due to lower variable incentive compensation expense. In addition, higher operating expenses were included in other underwriting expense for the MGUs for the six months ended June 30, 2018, representing costs associated with the support of the Global A&H underwriting team. See "Results of Reportable Segments" below.

General and administrative expenses – General and administrative expenses increased 17% to $28 million for the three months ended June 30, 2019 from $24 million for the three months ended June 30, 2018 primarily due to an increase in expenses related to IMG and professional fees.

General and administrative expenses increased 36% to $53 million for the six months ended June 30, 2019 from $39 million for the six months ended June 30, 2018, primarily due to an increase in expenses related to IMG and professional fees.

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

A summary of Sirius Group's total pre-tax net investment results and performance metrics for the three and six months ended June 30, 2019 and 2018, respectively, follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(Millions)	2019	2018	2019	2018

Pre-tax investment results
Net investment income	$24.4	$19.2	$44.5	$30.0
Net realized and unrealized investment gains(1)	31.1	43.8	114.1	58.5
Change in foreign currency translation on investments recognized through other comprehensive income(2)	(0.1)	(78.1)	(41.8)	(99.0)

Net pre-tax investment gains (losses)	$55.4	$(15.1)	$116.8	$(10.5)

(1) Includes foreign exchange gains for the three months ended June 30, 2019 and 2018 of $2.4 million and $48.2 million, respectively, and for the six months ended June 30, 2019 and 2018 of $38.3 million and $68.3 million, respectively.

(2) Excludes non-investment related foreign exchange (losses) gains for the three months ended June 30, 2019 and 2018 of $(0.6) million and $29.6 million, respectively, and for the six months ended June 30, 2019 and 2018 of $4.5 million and $37.1 million, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2019	2018	2019	2018

Performance metrics
Total fixed income investment returns:
In U.S. dollars	1.4%	(0.4)%	2.4%	(0.5)%
In local currencies	1.3%	0.4%	2.5%	0.4%
Bloomberg Barclays US Agg 1-3 Year Total Return Value Unhedged USD	1.5%	0.3%	2.7%	0.1%
OMX Stockholm OMRX Total Bond Index	1.1%	0.6%	2.0%	1.1%
Bloomberg Barclays Pan-European Aggregate: Corp 1-3 Years Total Return	0.1%	(0.1)%	1.4%	0.1%
Total equity securities and other long-term investments returns:
In U.S. dollars	3.0%	(0.5)%	9.0%	1.6%
In local currencies	2.7%	1.0%	8.5%	2.7%
S&P 500 Index (total return)	4.3%	3.4%	18.5%	2.6%
Total consolidated portfolio
In U.S. dollars	1.7%	(0.4)%	3.6%	(0.2)%
In local currencies	1.5%	0.5%	3.6%	0.7%

Three and six months ended June 30, 2019 and 2018

Sirius Group's pre-tax total gross return on invested assets was 1.7% for the three months ended June 30, 2019 compared to (0.4)% for the three months ended June 30, 2018. The result for the three months ended June 30, 2019 included foreign currency gains on investments, which increased the total pre-tax return by 0.2%. The 2018 result included foreign currency losses on investments, which decreased the total pre-tax return by (0.9)%. The currency gains for the second quarter of 2019 were generated mainly from our Euro, Canadian dollar, and Israeli shekel holdings as these currencies strengthened 1.4%, 1.9%, and 1.8%, respectively, versus the U.S. dollar. The currency losses for the second quarter of 2018 were generated mainly from our Swedish kronor, Euro, and Israeli shekel holdings as these currencies weakened 7.2%, 5.7%, and 4.3%, respectively, versus the U.S. dollar.

For the six months ended June 30, 2019, Sirius Group's pre-tax total gross return on invested assets was 3.6% versus (0.2)% for the same period in 2018. Currency did not impact our six month 2019 investments result while the investment result for the six months ended June 30, 2018 was adversely impacted by the strengthening of the U.S. dollar which reduced our return by (0.9)%.

Net investment income was $24 million for the three months ended June 30, 2019 compared to $19 million for the three months ended June 30, 2018. Net investment income was $45 million for the six months ended June 30, 2019 compared to $30 million for the six months ended June 30, 2018. The increase in both periods was driven by higher earned income from our equity securities and other long term investments; in addition, the increase for the six months ended June 30, 2019 was driven by a higher interest rate environment at the time of reinvestment.

Net realized and unrealized investment gains (losses), excluding foreign currency, were $29 million for the three months ended June 30, 2019 compared to $(4) million for the three months ended June 30, 2018. For the six months ended June 30, 2019, net realized and unrealized investment gains (losses), excluding foreign currency, were $76 million compared to $(10) million for the six months ended June 30, 2018. The increase in both periods was driven by unrealized investment gains consistent with overall market performance.

Fixed income results (including short-term investments)

As of June 30, 2019, the fixed income portfolio duration was approximately 1.5 years compared to 1.7 years as of December 31, 2018. The average credit quality of the fixed income portfolio, including short term investments, was AA at June 30, 2019 which is unchanged from December 31, 2018. As of June 30, 2019 and December 31, 2018, Sirius Group held $357 million and $361 million, respectively, of non-U.S. denominated fixed income securities.

The fixed income portfolio gained 1.4% on a U.S. dollar basis and 1.3% in local currencies for the three months ended June 30, 2019. Our U.S. portfolio returned 1.4% versus the Barclays 1-3 Year Aggregate ("BarcAg1-3") of 1.5%. Our non-U.S. portfolio returned 0.3% in original currencies, which compares to the OMX Stockholm OMRX Total Return Bond Index ("OMRX") of 1.1% and the Bloomberg Barclays Pan-European Aggregate: Corp 1-3 Years Total Return ("BarcAg1-3 EUR") of 0.1%. The fixed income portfolio lost (0.4)% on a U.S. dollar basis and returned 0.4% in local currencies for the three months ended June 30, 2018. Our U.S. portfolio returned 0.3% versus the BarcAg1-3 of 0.3%. Our non-U.S. portfolio returned 0.6% in original currencies which compares to the OMRX of 0.6%.

The fixed income portfolio gained 2.4% on a U.S. dollar basis and 2.5% in local currencies for the six months ended June 30, 2019. Our U.S. portfolio returned 2.8% versus the BarcAg1-3 of 2.7%. Our non-U.S. portfolio returned 0.7% in original currencies which compares to the OMRX of 2.0% and the BarcAg1-3 EUR of 1.4%. The lower duration of our portfolio adversely impacted our return versus the indices due to the decreasing interest rate environment. The return for the six months ended June 30, 2018 was (0.5)% on a U.S. dollar basis and 0.4% in original currencies. Our U.S. portfolio returned 0.3% versus the BarcAg1-3 of 0.1%. The outperformance was due to a lower concentration in treasuries in our portfolio compared to the BarcAg1-3. Our non-U.S. portfolio returned 0.8% in original currencies which compares to the OMRX of 1.1% due to a market driven negative return in our euro denominated fixed income investments.

Equity securities and other long-term investments results

As of June 30, 2019, the equity and other long-term investments portfolio included $475 million of U.S. dollar denominated securities compared to $439 million of U.S. dollar denominated securities as of December 31, 2018. As of June 30, 2019 and December 31, 2018, Sirius Group held $187 million and $149 million, respectively, of non-U.S. denominated equity and other long-term investments.

For the three months ended June 30, 2019, the equity portfolio gained 3.0% on a U.S. dollar basis and gained 2.7% in local currencies. The S&P 500 gained 4.3% for the same period. For the three months ended June 30, 2018, the equity portfolio lost (0.5)% on a U.S. dollar basis but gained 1.0% in local currencies. The S&P 500 gained 3.4% for the same period.

For the six months ended June 30, 2019, the equity portfolio returned 9.0% on a U.S. dollar basis and 8.5% in original currencies versus the S&P 500 of 18.5%. Performance lagged the S&P 500 due to the market neutral strategy of a large portion of our equity and other long-term investments portfolio. For the six months ended June 30, 2018, the equity portfolio returned 1.6% on a U.S. dollar basis and 2.7% in local currencies versus the S&P 500 of 2.6%.

Foreign Currency Translation

Impact of Foreign Currency Translation

The U.S. dollar is the functional currency for Sirius Group's businesses except for Sirius International, Syndicate 1945, several subsidiaries of IMG, and the Canadian reinsurance operations of Sirius America. Sirius Group also invests in securities denominated in foreign currencies. Assets and liabilities recorded in these foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are converted using the average exchange rates for the period. Net foreign exchange gains and losses arising from the translation of functional currencies into U.S. dollars are reported in common shareholders' equity under the caption Other comprehensive (loss). As of June 30, 2019 and December 31, 2018, Sirius Group had net unrealized foreign currency translation (losses) of $(229) million and $(202) million, respectively, recorded in Accumulated other comprehensive (loss) on its Consolidated Balance Sheets.

Assets and liabilities relating to foreign operations are remeasured into the functional currency using current exchange rates; revenues and expenses are remeasured into the functional currency using the weighted average exchange rate for the period. The resulting exchange gains and losses are reported as a component of net income in the period in which they arise within Net realized investment gains, Net unrealized investment gains, and Net foreign exchange (losses) gains.

The following rates of exchange for the U.S. dollar have been used for translation of investments whose functional currency is not the U.S. dollar as of June 30, 2019 and December 31, 2018:

Currency	Closing Rate June 30, 2019	Closing Rate December 31, 2018

Swedish kronor	9.2838	8.9397
British pound	0.7866	0.7850
Euro	0.8786	0.8734
Canadian dollar	1.3097	1.3614

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

A summary of the impact of foreign currency translation on Sirius Group's consolidated financial results for the three and six months ended June 30, 2019 and 2018 follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions)	2019	2018	2019	2018

Net realized investment gains - foreign currency(1)	$9.6	$7.1	$20.5	$6.0
Net unrealized investment (losses) gains - foreign currency(2)	(7.2)	29.7	17.8	48.6

Net realized and unrealized investment gains - foreign currency	2.4	36.8	38.3	54.6
Net foreign exchange gains - foreign currency translation gains(3)	0.9	21.5	5.0	19.4
Net foreign exchange gains - currency swaps(3)	1.4	4.3	2.4	3.0
Net foreign exchange (losses) - currency forwards(3)	(3.0)	-	(3.0)	-
Net foreign exchange (losses) - other(3)	-	(0.1)	-	(0.2)
Income tax benefit (expense)	1.1	-	0.9	(0.5)

Total foreign currency remeasurement gains recognized through net income, after tax	2.8	62.5	43.6	76.3
Change in foreign currency translation on investments recognized through other comprehensive income, after tax	(0.1)	(78.6)	(41.8)	(99.0)
Change in foreign currency translation on non - investment net liabilities recognized through other comprehensive income, after tax	1.2	30.1	15.1	37.1

Total foreign currency translation gains (losses) recognized through other comprehensive income, after tax	1.1	(48.5)	(26.7)	(61.9)

Total foreign currency gains recognized in comprehensive income, after tax	$3.9	$14.0	$16.9	$14.4

(1)Component of Net realized investment gains on the Consolidated Statements of Income

(2)Component of Net unrealized investment gains on the Consolidated Statements of Income

(3)Component of Net foreign exchange (losses) gains on the Consolidated Statements of Income

As of June 30, 2019, the following currencies represented the largest exposure to foreign currency risk as a percentage of Sirius Group's common shareholders' equity: the Swedish kronor 5% (short) and the Israeli shekel 1% (long). As of December 31, 2018, the following currencies represented the largest exposure to foreign currency risk as a percentage of Sirius Group's common shareholders' equity: the Swedish kronor 13% (short) and the Israeli shekel 4% (long).

Investment portfolio composition by currency

As of June 30, 2019 and December 31, 2018, Sirius Group's investment portfolio included approximately $487 million and $468 million of non-U.S. dollar denominated investments, most of which is denominated in Swedish kronor, Euro, Israeli shekel, Canadian dollar, and British pound. The investment values in this portfolio are impacted by changes in the exchange rate between the U.S. dollar and those currencies.

Set forth below is the carrying value of our cash and investment holdings in U.S. dollars and foreign currencies as of June 30, 2019 and December 31, 2018:

	Carrying Value at June 30, 2019		Carrying Value at December 31, 2018

Currency (Millions)	Local Currency	USD	Local Currency	USD

U.S. Dollar	2,979.3	$2,979.3	2,941.6	$2,941.6
Swedish kronor	1,473.3	158.7	1,348.1	150.8
Euro	87.9	100.0	105.2	120.5
Israeli shekel	273.2	76.5	232.7	62.1
Canadian dollar	88.5	67.6	84.0	61.7
British pound	6.1	7.8	8.2	10.4
Other	-	76.4	-	62.6

Total investments		$3,466.3		$3,409.7

Results of Reportable Segments

Global Property

Global Property consists of Sirius Group's underwriting lines of business that offer other property insurance and reinsurance, property catastrophe excess reinsurance, and agriculture reinsurance on a worldwide basis.

	Three months ended June 30,		Six months ended June 30,

Global Property (Millions)	2019	2018	2019	2018

Gross written premiums	$236.2	$325.4	$566.9	$672.0
Net written premiums	191.6	177.0	432.9	424.2
Net earned insurance and reinsurance premiums	164.3	167.5	304.0	303.6
Loss and allocated LAE	(131.3)	(68.2)	(193.9)	(138.6)
Insurance and reinsurance acquisition expenses	(27.2)	(34.1)	(53.0)	(63.4)

Technical profit	$5.8	$65.2	$57.1	$101.6

Unallocated LAE	(2.6)	(2.5)	(4.7)	(4.4)
Other underwriting expenses	(17.0)	(18.1)	(33.2)	(35.5)

Underwriting (loss) income	$(13.8)	$44.6	$19.2	$61.7

Ratios:
Loss ratio(1)	81.5%	42.2%	65.3%	47.1%
Acquisition expense ratio(2)	16.6%	20.4%	17.4%	20.9%
Other underwriting expense ratio(3)	10.3%	10.8%	10.9%	11.7%

Combined ratio(4)	108.4%	73.4%	93.6%	79.7%

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

Three months ended June 30, 2019 and 2018

Gross written premiums decreased 27% to $236 million for the three months ended June 30, 2019 from $325 million for the three months ended June 30, 2018, due to a decrease in Other Property ($118 million). Absent the effect of a single fronting arrangement, gross written premiums increased 3% compared to the prior period. This was due to an increase in Property Catastrophe Excess ($33 million), partially offset by lower Other Property writings due to reduced treaty participations and non-renewals of certain accounts. Net written premiums increased 8% to $192 million for the three months ended June 30, 2019 from $177 million for the three months ended June 30, 2018 due primarily to an increase in Property Catastrophe Excess ($38 million), partially offset by a decrease in Other Property ($19 million). The Other Property fronting arrangement did not impact Global Property's net written or earned insurance and reinsurance premiums for either the 2019 or 2018 periods.

Global Property produced a net combined ratio of 108% for the three months ended June 30, 2019 compared to 73% for the three months ended June 30, 2018. The increase in the combined ratio was driven by higher net unfavorable prior year loss reserve development and higher catastrophe losses, partially offset by lower net commissions, primarily due to business mix.

Global Property recorded an underwriting (loss) of $(14) million for the three months ended June 30, 2019 compared to underwriting income of $45 million for the three months ended June 30, 2018. Net unfavorable prior year loss reserve development was $56 million (34 points) primarily related to Property Catastrophe Excess ($39 million) and Other Property ($14 million) for the three months ended June 30, 2019. The unfavorable loss reserve development in Global Property was driven by higher losses from recent accident years, including $46 million from Typhoon Jebi. Net unfavorable prior year loss reserve development was $1 million (less than 1 point) for the three months ended June 30, 2018. The three months ended June 30, 2019 included catastrophe losses, net of reinsurance and reinstatement premiums, of $7 million (4 points) compared to $1 million (less than 1 point) for the three months ended June 30, 2018. Catastrophe losses for the three months ended June 30, 2019 were primarily from Cyclone Fani ($3 million), the North Queensland Monsoon ($1 million), and Windstorm Alfrida ($1 million).

Six months ended June 30, 2019 and 2018

Gross written premiums decreased 16% to $567 million for the six months ended June 30, 2019 from $672 million for the six months ended June 30, 2018. Absent the effect of a single fronting arrangement, gross written premiums decreased 5% compared to the prior period. This was due to a decrease in Other Property primarily driven by reduced treaty participations and non-renewals of certain accounts, partially offset by an increase in Property Catastrophe Excess ($32 million). Net written premiums increased 2% to $433 million for the six months ended June 30, 2019 from $424 million for the six months ended June 30, 2018 due primarily to an increase in Property Catastrophe Excess ($55 million), partially offset by a decrease in Other Property ($47 million). The Other Property fronting arrangement did not impact Global Property's net written or earned insurance and reinsurance premiums for either the 2019 or 2018 periods.

Global Property produced a net combined ratio of 94% for the six months ended June 30, 2019 compared to 80% for the six months ended June 30, 2018. The increase in the combined ratio was driven by higher net unfavorable prior year loss reserve development and higher catastrophe losses, partially offset by lower net commissions, primarily due to business mix.

Global Property recorded underwriting income of $19 million and $62 million for the six months ended June 30, 2019 and 2018, respectively. Net unfavorable prior year loss reserve development was $67 million (22 points) primarily related to Other Property ($39 million) and Property Catastrophe Excess ($28 million) for the six months ended June 30, 2019. The unfavorable loss reserve development in Global Property was driven by higher losses from recent accident years mainly Typhoon Jebi and Hurricanes Irma, Michael, and Florence. A portion of this unfavorable loss reserve development is due to projected increased costs for claims adjusting associated with insureds' assignment of benefits to third parties, primarily associated with Hurricanes Irma and Michael exposures. Net unfavorable prior year loss reserve development was $18 million (6 points) for the six months ended June 30, 2018. The six months ended June 30, 2019 included catastrophe losses, net of reinsurance and reinstatement premiums, of $8 million (3 points) compared to $3 million (1 point) for the six months ended June 30, 2018. Catastrophe losses for the six months ended June 30, 2019 were primarily from Cyclone Fani ($3 million), the North Queensland Monsoon ($2 million), and Windstorm Alfrida ($2 million).

Global Property gross written premiums

	Three months ended June 30,		Six months ended June 30,

Global Property (Millions)	2019	2018	2019	2018

Other property	$114.8	$232.5	$267.6	$405.2
Property catastrophe excess	78.8	45.6	244.1	212.2
Agriculture	42.6	47.3	55.2	54.6

Total	$236.2	$325.4	$566.9	$672.0

Three months ended June 30, 2019 and 2018

Global Property's gross written premiums decreased 27% to $236 million for the three months ended June 30, 2019 from $325 million for the three months ended June 30, 2018. The decrease in Other Property was due to lower premium volume on an Other Property fronting arrangement ($95 million), reduced treaty participations, and non-renewals of certain accounts. This decrease was partially offset by an increase in Property Catastrophe Excess ($33 million).

Six months ended June 30, 2019 and 2018

Global Property's gross written premiums decreased 16% to $567 million for the six months ended June 30, 2019 from $672 million for the six months ended June 30, 2018. The decrease in Other Property was due to lower premium volume on an Other Property fronting arrangement ($77 million), reduced treaty participations, and non-renewals of certain accounts. This decrease was partially offset by an increase in Property Catastrophe Excess ($32 million).

Global Property net earned insurance and reinsurance premiums

	Three months ended June 30,		Six months ended June 30,

Global Property (Millions)	2019	2018	2019	2018

Other property	$90.3	$103.1	$180.7	$196.4
Property catastrophe excess	51.9	42.0	96.0	84.4
Agriculture	22.1	22.4	27.3	22.8

Total	$164.3	$167.5	$304.0	$303.6

Three months ended June 30, 2019 and 2018

Global Property's net earned insurance and reinsurance premiums decreased 2% to $164 million for the three months ended June 30, 2019 from $168 million for the three months ended June 30, 2018. The Other Property fronting treaty did not impact Global Property's net earned insurance and reinsurance premiums for either the 2019 or 2018 periods.

Six months ended June 30, 2019 and 2018

Global Property's net earned insurance and reinsurance premiums was $304 million for each of the six months ended June 30, 2019 and 2018. The Other Property fronting treaty did not impact Global Property's net earned insurance and reinsurance premiums for either the 2019 or 2018 periods.

Global A&H

Global A&H consists of Sirius Group's Global A&H insurance and reinsurance underwriting unit along with two MGUs (IMG and Armada).

	Three months ended June 30,		Six months ended June 30,

Global A&H (Millions)	2019	2018	2019	2018

Gross written premiums	$152.8	$112.3	$322.1	$257.9
Net written premiums	120.6	82.8	255.5	198.3
Net earned insurance and reinsurance premiums	118.8	80.8	214.9	168.8
Loss and allocated LAE	(71.8)	(40.9)	(135.0)	(86.7)
Insurance and reinsurance acquisition expenses	(36.0)	(26.4)	(62.6)	(55.6)

Technical profit	$11.0	$13.5	$17.3	$26.5

Unallocated LAE	(2.0)	(1.0)	(3.5)	(2.6)
Other underwriting expenses	(5.9)	(6.3)	(12.0)	(14.3)

Underwriting income	$3.1	$6.2	$1.8	$9.6

Service fee revenue	30.3	27.4	66.6	60.2
MGU unallocated LAE	(5.3)	(5.1)	(9.4)	(5.1)
MGU other underwriting expenses	(4.8)	(3.5)	(7.5)	(11.9)
MGU general and administrative expenses	(15.0)	(14.2)	(31.2)	(23.7)

Underwriting income, including net service fee income	$8.3	$10.8	$20.3	$29.1

Ratios:
Loss ratio(1)	62.1%	51.9%	64.4%	52.9%
Acquisition expense ratio(2)	30.3%	32.7%	29.1%	32.9%
Other underwriting expense ratio(3)	5.0%	7.8%	5.6%	8.5%

Combined ratio 4)	97.4%	92.4%	99.1%	94.3%

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

Three months ended June 30, 2019 and 2018

Gross written premiums increased 37% to $153 million for the three months ended June 30, 2019 from $112 million for the three months ended June 30, 2018 due to higher writings for risks primarily originating from the U.S. Net written premiums increased 46% to $121 million for the three months ended June 30, 2019 from $83 million for the three months ended June 30, 2018 due to higher writings for risks primarily originating from the U.S. as well as higher retentions.

Global A&H produced a net combined ratio of 97% for the three months ended June 30, 2019 compared to 92% for the three months ended June 30, 2018. Net favorable prior year loss reserve development was $1 million (1 point) for the three months ended June 30, 2019 compared to net favorable prior year loss reserve development of $5 million (6 points) for the three months ended June 30, 2018. The decrease in the acquisition expense ratio from the prior period was due to business mix as increased primary insurance writings for risks originating from the U.S. are recorded at lower net commission ratios.

Underwriting income, including net service fee income, for Global A&H was $8 million for the three months ended June 30, 2019, compared to $11 million for the three months ended June 30, 2018. The decrease of $3 million was primarily driven by lower underwriting income due to the change in favorable loss reserve development compared to the prior period.

Six months ended June 30, 2019 and 2018

Gross written premiums increased 25% to $322 million for the six months ended June 30, 2019 from $258 million for the six months ended June 30, 2018 due to higher writings for risks primarily originating from the U.S. Net written premiums increased 29% to $256 million for the six months ended June 30, 2019 from $198 million for the six months ended June 30, 2018 due to higher writings for risks primarily originating from the U.S. as well as higher retentions.

Global A&H produced a net combined ratio of 99% for the six months ended June 30, 2019 compared to 94% for the six months ended June 30, 2018. The increase in the combined ratio was due to net unfavorable prior year loss reserve development of $5 million (2 points) for the six months ended June 30, 2019 compared to $8 million (5 points) of net favorable prior year loss reserve development for the six months ended June 30, 2018. The net unfavorable loss reserve development recorded for the six months ended June 30, 2019 was due to higher than expected claims activity.

Underwriting income, including net service fee income, for Global A&H was $20 million for the six months ended June 30, 2019, compared to $29 million for the six months ended June 30, 2018. The decrease of $9 million was primarily driven by lower underwriting income due to the net unfavorable loss reserve development recorded for the six months ended June 30, 2019 compared to the prior period.

Specialty & Casualty

Specialty & Casualty consists of Sirius Group's insurance and reinsurance underwriting units, which offer specialty & casualty product lines on a worldwide basis.

	Three months ended June 30,		Six months ended June 30,

Specialty & Casualty (Millions)	2019	2018	2019	2018

Gross written premiums	$96.9	$60.9	$217.8	$176.4
Net written premiums	89.2	55.1	197.4	155.7
Net earned insurance and reinsurance premiums	87.3	55.5	163.0	109.9
Loss and allocated LAE	(61.3)	(31.7)	(108.9)	(53.3)
Insurance and reinsurance acquisition expenses	(24.6)	(14.6)	(45.1)	(28.7)

Technical profit	$1.4	$9.2	$9.0	$27.9

Unallocated LAE	(2.2)	(1.7)	(4.1)	(2.9)
Other underwriting expenses	(6.7)	(7.9)	(14.9)	(15.9)

Underwriting (loss) income	$(7.5)	$(0.4)	$(10.0)	$9.1

Ratios:
Loss ratio(1)	72.7%	60.2%	69.3%	51.1%
Acquisition expense ratio(2)	28.2%	26.3%	27.7%	26.1%
Other underwriting expense ratio(3)	7.7%	14.2%	9.1%	14.5%

Combined ratio(4)	108.6%	100.7%	106.1%	91.7%

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

Three months ended June 30, 2019 and 2018

Gross written premiums increased 59% to $97 million for the three months ended June 30, 2019 from $61 million for the three months ended June 30, 2018 due primarily to increases in Casualty ($28 million), Aviation & Space ($6 million), and Trade Credit ($4 million). Net written premiums increased 62% to $89 million for the three months ended June 30, 2019 from $55 million for the three months ended June 30, 2018 due to the same lines of business as the gross written premiums increase.

Specialty & Casualty produced a net combined ratio of 109% for the three months ended June 30, 2019 compared to 101% for the three months ended June 30, 2018. The higher net combined ratio was due to a higher Loss ratio driven by net unfavorable prior year loss reserve development and higher current accident year losses in Aviation & Space, which included $1 million of loss development from the Ethiopian Airlines plane crash.

Specialty & Casualty recorded an underwriting (loss) of $(8) million for the three months ended June 30, 2019 compared to an underwriting loss of $(0.4) million for the three months ended June 30, 2018. Specialty & Casualty had $6 million (7 points) of net unfavorable prior year loss reserve development for the three months ended June 30, 2019, primarily driven by Marine ($4 million) and Aviation & Space ($3 million) compared to $3 million (5 points) of net favorable prior year loss reserve development for the three months ended June 30, 2018, primarily driven by Aviation & Space ($1 million).

Six months ended June 30, 2019 and 2018

Gross written premiums increased 24% to $218 million for the six months ended June 30, 2019 from $176 million for the six months ended June 30, 2018 due primarily to an increase in Casualty ($63 million), partially offset by a decrease in Trade Credit ($17 million). Net written premiums increased 26% to $197 million for the six months ended June 30, 2019 from $156 million for the six months ended June 30, 2018 due to the same lines of business as the gross written premiums increase.

Specialty & Casualty produced a net combined ratio of 106% for the six months ended June 30, 2019 compared to 92% for the six months ended June 30, 2018. The higher net combined ratio was due to a higher Loss ratio driven by net unfavorable prior year loss reserve development and higher current accident year losses in Aviation & Space, which included $4 million from the Ethiopian Airlines plane crash.

Specialty & Casualty recorded an underwriting (loss) of $(10) million for the six months ended June 30, 2019 compared to underwriting income of $9 million for the six months ended June 30, 2018. Specialty & Casualty had $5 million (3 points) of net unfavorable prior year loss reserve development for the six months ended June 30, 2019, primarily driven by unfavorable loss reserve development in Aviation & Space ($4 million), Marine ($3 million), and Casualty ($2 million), partially offset by favorable loss reserve development in Trade Credit ($3 million). For the six months ended June 30, 2018, Specialty & Casualty had $10 million (9 points) of favorable prior year loss reserve development, primarily driven by Aviation & Space ($11 million).

Specialty & Casualty gross written premiums

	Three months ended June 30,		Six months ended June 30,

Specialty & Casualty (Millions)	2019	2018	2019	2018

Casualty	$56.1	$28.1	$117.9	$55.2
Aviation & Space	17.1	10.8	34.4	31.9
Trade Credit	10.3	6.2	30.0	47.2
Marine	6.5	8.5	20.9	26.1
Environmental	3.9	2.4	8.3	2.8
Surety	1.6	1.4	3.2	2.8
Contingency	1.4	3.5	3.1	10.4

Total	$96.9	$60.9	$217.8	$176.4

Three months ended June 30, 2019 and 2018

Gross written premiums increased 59% to $97 million for the three months ended June 30, 2019 from $61 million for the three months ended June 30, 2018. Increases in gross written premiums were primarily driven by increases in Casualty ($28 million), Aviation & Space ($6 million), and Trade Credit ($4 million).

Six months ended June 30, 2019 and 2018

Gross written premiums increased 24% to $218 million for the six months ended June 30, 2019 from $176 million for the six months ended June 30, 2018. Increases in gross written premiums were primarily driven by increases in Casualty ($63 million), partially offset by a decrease in Trade Credit ($17 million).

Specialty & Casualty Net Earned Insurance and Reinsurance Premiums

	Three months ended June 30,		Six months ended June 30,

Specialty & Casualty (Millions)	2019	2018	2019	2018

Casualty	$50.2	$16.8	$88.6	$27.5
Aviation & Space	14.3	15.3	28.9	30.1
Trade Credit	11.2	9.5	22.0	20.6
Marine	7.7	9.6	16.2	23.0
Surety	1.8	0.5	3.0	0.4
Contingency	1.3	3.7	2.9	8.2
Environmental	0.8	0.1	1.4	0.1

Total	$87.3	$55.5	$163.0	$109.9

Three months ended June 30, 2019 and 2018:

Net earned insurance and reinsurance premiums increased 55% to $87 million for the three months ended June 30, 2019 from $56 million for the three months ended June 30, 2018. Casualty ($33 million) was the main driver for the increase from the prior period.

Six months ended June 30, 2019 and 2018:

Net earned insurance and reinsurance premiums increased 48% to $163 million for the six months ended June 30, 2019 from $110 million for the six months ended June 30, 2018. Casualty ($59 million) was the main driver for the increase from the prior period.

Runoff & Other

Runoff & Other includes the results of Sirius Global Solutions, which specializes in the acquisition and management of runoff liabilities for insurance and reinsurance companies, both in the U.S. and internationally, as well as asbestos risks, environmental risks and other long-tailed liability exposures.

	Three months ended June 30,		Six months ended June 30,

Runoff & Other (Millions)	2019	2018	2019	2018

Gross written premiums	$1.2	$6.4	$2.6	$13.9
Net written premiums	0.3	5.4	0.7	11.5
Net earned insurance and reinsurance premiums	0.3	5.1	0.7	11.1
Loss and allocated LAE	(2.4)	(0.3)	(3.5)	2.1
Insurance and reinsurance acquisition expenses	(1.8)	(1.5)	(2.5)	(2.2)

Technical (loss) profit	$(3.9)	$3.3	$(5.3)	$11.0

Unallocated LAE	(0.2)	-	(0.7)	(0.9)
Other underwriting expenses	(1.1)	(2.4)	(3.2)	(3.8)

Underwriting (loss) income	$(5.2)	$0.9	$(9.2)	$6.3

General and administrative expenses	(1.0)	(1.0)	(1.8)	(2.1)

Underwriting (loss) income	$(6.2)	$(0.1)	$(11.0)	$4.2

Three months ended June 30, 2019 and 2018

Runoff & Other recorded $1 million of gross written premiums for the three months ended June 30, 2019 compared to $6 million of gross written premiums for the three months ended June 30, 2018. Gross written premiums for the three months ended June 30, 2018 relate primarily to premiums from a quota share.

Runoff & Other recorded an underwriting (loss) of $(6) million and $(0.1) million for the three months ended June 30, 2019 and 2018, respectively. Runoff & Other recorded $3 million of net unfavorable prior year loss reserve development for the three months ended June 30, 2019 compared to $3 million of net favorable prior year loss reserve development for the three months ended June 30, 2018. The net unfavorable prior year loss reserve development for the three months ended June 30, 2019 was due primarily to an increase in reserves for a disputed Latin American Facultative Surety claim in arbitration.

Six months ended June 30, 2019 and 2018

Runoff & Other recorded $3 million of gross written premiums for the six months ended June 30, 2019 compared to $14 million of gross written premiums for the six months ended June 30, 2018. Gross written premiums for the six months ended June 30, 2018 relate primarily to premiums from a loss portfolio transfer and quota share.

Runoff & Other recorded an underwriting (loss) of $(11) million for the six months ended June 30, 2019 compared to an underwriting gain of $4 million for the six months ended June 30, 2018. Runoff & Other recorded $4 million of net unfavorable prior year loss reserve development for the six months ended June 30, 2019 compared to $12 million of net favorable prior year loss reserve development for the six months ended June 30, 2018. The net unfavorable prior year loss reserve development for the six months ended June 30, 2019 was due primarily to an increase in reserves for a disputed Latin American Facultative Surety claim in arbitration. The net favorable prior year loss reserve development for the six months ended June 30, 2018 was due primarily to reductions in World Trade Center claims in response to revised information received by the Company and runoff Casualty reserves.

Reinsurance Protection

The following tables display Sirius Group's underwriting ratios prior to cessions to reinsurers ("Gross"), cessions to reinsurers ("Ceded") and after cessions to reinsurers ("Net") basis.

Three months ended June 30, 2019 and 2018

	Three months ended June 30, 2019
	Global Property	Global A&H	Specialty & Casualty	Total

Gross ratios:
Loss ratio	67.8%	59.7%	89.3%	71.0%
Acquisition expense ratio	20.4%	28.7%	26.4%	22.1%
Other underwriting expense ratio	7.8%	3.8%	6.8%	7.5%

Gross Combined ratio	96.0%	92.2%	122.5%	100.6%

Ceded ratios:
Loss ratio	26.6%	51.7%	220.8%	56.4%
Acquisition expense ratio	32.1%	23.7%	11.8%	26.9%

Ceded Combined ratio	58.7%	75.4%	232.6%	83.3%

Net ratios:
Loss ratio	81.5%	62.1%	72.7%	75.0%
Acquisition expense ratio	16.6%	30.3%	28.2%	20.8%
Other underwriting expense ratio	10.3%	5.0%	7.7%	9.6%

Net Combined ratio	108.4%	97.4%	108.6%	105.4%

Sirius Group's net combined ratio was 4 points higher than the gross combined ratio primarily due to the costs of retrocessional protections with limited ceded loss recoveries for the three months ended June 30, 2019, driven by Global Property. Within Specialty & Casualty, the lower net combined ratio was primarily due to high ceded loss recoveries in Aviation & Space.

	Three months ended June 30, 2018
	Global Property	Global A&H	Specialty & Casualty	Total

Gross ratios:
Loss ratio	45.5%	52.5%	56.6%	49.9%
Acquisition expense ratio	25.7%	29.0%	24.3%	24.3%
Other underwriting expense ratio	6.5%	5.7%	12.6%	10.2%

Gross Combined ratio	77.7%	87.2%	93.5%	84.4%

Ceded ratios:
Loss ratio	50.5%	54.4%	23.5%	51.6%
Acquisition expense ratio	33.7%	18.5%	16.3%	30.3%

Ceded Combined ratio	84.2%	72.9%	39.8%	81.9%

Net ratios:
Loss ratio	42.2%	51.9%	60.2%	49.0%
Acquisition expense ratio	20.4%	32.7%	26.3%	21.6%
Other underwriting expense ratio	10.8%	7.8%	14.2%	12.4%

Net Combined ratio	73.4%	92.4%	100.7%	83.0%

Sirius Group's net combined ratio was one point lower than the gross combined ratio for the three months ended June 30, 2018.

Six months ended June 30, 2019 and 2018

	Six months ended June 30, 2019
	Global Property	Global A&H	Specialty & Casualty	Total

Gross ratios:
Loss ratio	56.1%	64.6%	76.7%	64.4%
Acquisition expense ratio	21.4%	27.5%	25.8%	21.9%
Other underwriting expense ratio	8.0%	4.2%	8.3%	8.0%

Gross Combined ratio	85.5%	96.3%	110.8%	94.3%

Ceded ratios:
Loss ratio	30.8%	65.2%	147.4%	52.9%
Acquisition expense ratio	32.1%	22.4%	8.1%	26.7%

Ceded Combined ratio	62.9%	87.6%	155.5%	79.6%

Net ratios:
Loss ratio	65.3%	64.4%	69.3%	67.7%
Acquisition expense ratio	17.4%	29.1%	27.7%	20.6%
Other underwriting expense ratio	10.9%	5.6%	9.1%	10.4%

Net Combined ratio	93.6%	99.1%	106.1%	98.7%

Sirius Group's net combined ratio was 5 points higher than the gross combined ratio primarily due to the costs of retrocessional protections with limited ceded loss recoveries for the six months ended June 30, 2019, driven by Global Property. Within Specialty & Casualty, the lower net combined ratio was primarily due to high ceded loss recoveries in Aviation & Space.

	Six months ended June 30, 2018
	Global Property	Global A&H	Specialty & Casualty	Total

Gross ratios:
Loss ratio	47.5%	53.8%	49.3%	49.7%
Acquisition expense ratio	23.8%	29.9%	24.2%	23.0%
Other underwriting expense ratio	7.7%	6.4%	12.8%	10.0%

Gross Combined ratio	79.0%	90.1%	86.3%	82.7%

Ceded ratios:
Loss ratio	48.4%	56.7%	35.0%	50.9%
Acquisition expense ratio	29.5%	20.2%	9.9%	26.0%

Ceded Combined ratio	77.9%	76.9%	44.9%	76.9%

Net ratios:
Loss ratio	47.1%	52.9%	51.1%	49.3%
Acquisition expense ratio	20.9%	32.9%	26.1%	21.9%
Other underwriting expense ratio	11.7%	8.5%	14.5%	13.7%

Net Combined ratio	79.7%	94.3%	91.7%	84.9%

Sirius Group's net combined ratio was 2 points higher than the gross combined ratio primarily due to the costs of retrocessional protections with limited ceded loss recoveries for the six months ended June 30, 2018.

Non-GAAP Financial Measures

In presenting Sirius Group's results, management has included and discussed the following non-GAAP financial measures: Adjusted book value, Adjusted book value per share and Operating (loss) income attributable to common shareholders. The Company believes that these non-GAAP measures, which may be defined and calculated differently by other companies, better explain and enhance the understanding of the Company's results of operations. However, these measures should not be viewed as a substitute for those determined in accordance with GAAP.

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

As of June 30, 2019, Adjusted book value and Adjusted book value per share include the earned effects of share-based compensation awards issued during 2019.

Adjusted book value per share is derived by dividing the Adjusted book value by the Adjusted shares outstanding. The reconciliation to Total common shareholders' equity and Book value per common share, the most directly comparable GAAP measures, are presented in the table below.

(Expressed in Millions, except share information)	As of June 30, 2019	As of December 31, 2018

Common shares outstanding	115,296,918	115,151,251
Series B preference shares outstanding	11,901,670	11,901,670
Earned share-based compensation awards, excluding stock options	374,912	-
Earned portion of Stock option awards issued	152,772	-

Adjusted shares outstanding	127,726,272	127,052,921

Total common shareholders' equity	$1,784.1	$1,704.5
Series B preference shares	241.3	232.2
Earned portion of future proceeds from stock option awards	1.9	-

Adjusted book value	$2,027.3	$1,936.7

Book value per common share	$15.47	$14.80
Adjusted book value per share	$15.87	$15.24

Operating (loss) income attributable to common shareholders

The Company uses Operating (loss) income attributable to common shareholders as a measure to evaluate the underlying fundamentals of its operations and believes it to be a useful measure of its core performance. Operating (loss) income attributable to common shareholders as used herein differs from net income attributable to common shareholders, which the Company believes is the most directly comparable GAAP measure, by the exclusion of net realized and unrealized gains (losses) on investments, net foreign exchange gains (losses) and the associated income tax expense or benefit. The Company's management believes that Operating (loss) income attributable to common shareholders is useful to investors because it is more reflective of the Company's core business, as it removes the variability arising from fluctuations in the Company's fixed maturity investment portfolio, equity investments trading, investments-related derivatives, and net foreign exchange gains (losses) and the associated income tax expense or benefit of those fluctuations. The following is a reconciliation of net income attributable to common shareholders to Operating (loss) income attributable to common shareholders:

	Three months ended June 30,		Six months ended June 30,
(Expressed in Millions)	2019	2018	2019	2018

Net income attributable to common shareholders	$6.6	$97.8	$101.9	$138.3
Adjustment for net realized and unrealized gains on investments	(31.1)	(32.5)	(114.1)	(44.8)
Adjustment for net foreign exchange gains	-	(25.6)	(5.1)	(22.1)
Adjustment for income tax expense(1)	5.1	0.8	16.8	-

Operating (loss) income attributable to common shareholders	$(19.4)	$40.5	$(0.5)	$71.4

(1)Adjustment for income tax expense represents the income tax expense associated with the adjustment for net realized and unrealized gains on investments and the income tax expense associated with the adjustment for net foreign exchange gains. The income tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors.

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

Dividend Capacity

Sirius Group's top tier regulated insurance and reinsurance operating subsidiary is Sirius Bermuda. Sirius Bermuda's ability to pay dividends is limited under Bermuda law and regulations. Under the Insurance Act 1978, Sirius Bermuda is restricted with respect to the payment of dividends. Sirius Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority ("BMA") an affidavit stating that it will continue to meet the required margins following the declaration of those dividends. As of December 31, 2018, Sirius Bermuda could pay approximately $539 million to its parent company, Sirius International Group, Ltd., during 2019. Sirius Bermuda indirectly owns Sirius International, Sirius America and Sirius Group's other insurance and reinsurance operating companies, each of which are limited in their ability to pay dividends by the insurance laws of their relevant jurisdictions. CMIG International Holding Pte. Ltd. ("CMIG International"), which is approximately 82% owned by China Minsheng Investment Group Corp., Ltd. ("CMIG"), indirectly holds approximately 87% of the voting and dispositive control over the Sirius Group common shares as of June 30, 2019, through CMIG International's wholly-owned Bermuda holding company, CM Bermuda Ltd. ("CM Bermuda"). During 2019, CMIG has made several public announcements relating to defaults and cross-defaults on certain bonds and other debt obligations issued by certain subsidiaries of CMIG (the "CMIG Defaults"), the failure and uncertainty of CMIG's subsidiaries to repay their debt obligations as they become due and the existence of certain asset freeze orders relating to the equity interests of CMIG in certain Chinese subsidiaries not within the chain of control of Sirius Group. On May 3, 2019, in connection with the CMIG Defaults, Sirius Bermuda and Sirius Group entered into a voluntary undertaking with the BMA to provide further comfort to the BMA as the group supervisor of Sirius Group and primary regulator of Sirius Bermuda, the designated insurer for group supervisory purposes regarding the potential risks to Sirius Group in connection with the CMIG Defaults. Pursuant to the voluntary undertaking, each of Sirius Group and Sirius Bermuda have agreed, until May 3, 2020, (a) to provide ten days prior written notice to the BMA prior to declaring any dividend or capital distribution, which notice shall include an affidavit confirming that the declaration and payment of such dividend would not be in breach of (i) the provisions of section 54 of the Companies Act 1981 in the case of Sirius Bermuda, (ii) the Minimum Liquidity Ratio as defined in the Insurance Act 1978 in the case of Sirius Bermuda; and (iii) the Target Capital Level of 120% of the Enhanced Capital Requirement as defined by the Bermuda Solvency Capital Requirement promulgated by the BMA for Sirius Group and Sirius Bermuda, and a summary description of the use proceeds from such declaration or dividend or capital distribution within Sirius Group or Sirius Bermuda; (b) not to enter into any guarantees, keepwells, loans or other financial arrangements between Sirius Group and CMIG, or provide any credit support with respect to any obligations of CMIG; and (c) not to enter into any related party transaction with CMIG.

Sirius International has the ability to pay dividends to Sirius Bermuda subject to the availability of unrestricted equity, calculated in accordance with the Swedish Act on Annual Accounts in Insurance Companies and the Swedish Financial Supervisory Authority (the "SFSA"). Unrestricted equity is calculated on a consolidated group account basis and on a parent account basis. Differences between the two include but are not limited to accounting for goodwill, subsidiaries (with parent accounts stated at original foreign exchange rates), taxes and pensions. Sirius International's ability to pay dividends is limited to the "lower of" unrestricted equity as calculated within the group and parent accounts. As of December 31, 2018, Sirius International had $373 million (based on the December 31, 2018 SEK to USD exchange rate) of unrestricted equity on a parent account basis (the lower of the two approaches) available to pay dividends in 2019. The amount of dividends available to be paid by Sirius International in any given year is also subject to cash flow and earnings generated by Sirius International's business, the maintenance of adequate solvency capital ratios for Sirius International and the consolidated Sirius International UK Holdings Ltd. group, as well as dividends received from its subsidiaries, including Sirius America. Earnings generated by Sirius International's business that are allocated to the Safety Reserve are not available to pay dividends (see "Safety Reserve" below). For the six months ended June 30, 2019, Sirius International did not declare a dividend and paid an insignificant amount of dividends declared in 2017.

Under the normal course of business, Sirius America has the ability to pay dividends to its immediate parent during any twelve-month period without the prior approval of regulatory authorities in an amount set by a formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based on this formula, Sirius America has ordinary dividend capacity as of June 30, 2019, without prior regulatory approval. As of December 31, 2018, Sirius America had $522 million of statutory surplus and $108 million of earned surplus. For the six months ended June 30, 2019, Sirius America did not pay any dividends to its immediate parent.

For the six months ended June 30, 2019, Sirius Group did not pay any dividends. As of June 30, 2019, Sirius Group had $76 million of net unrestricted cash, short-term investments, and fixed maturity investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries.

Capital Maintenance

There is a capital maintenance agreement between Sirius International and Sirius America, which obligates Sirius International to make contributions to Sirius America's surplus in order for Sirius America to maintain surplus equal to at least 125% of the company action level risk-based capital as defined in the National Association of Insurance Commissioners' Property/Casualty Risk-Based Capital Report. The agreement provides for a maximum contribution to Sirius America of $200 million. For the six months ended June 30, 2019, Sirius International did not make any contributions to the surplus of Sirius America.

Safety Reserve

Subject to certain limitations under Swedish law, Sirius International is permitted to transfer pre-tax income amounts into an untaxed reserve referred to as a "Safety Reserve." As of June 30, 2019, Sirius International's Safety Reserve amounted to SEK 10.7 billion, or $1.2 billion (based on the June 30, 2019 SEK to USD exchange rate). Under GAAP, an amount equal to the Safety Reserve, net of a related deferred tax liability established at the Swedish tax rate, is classified as common shareholders' equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities apply no taxes to the Safety Reserve when calculating solvency capital under Swedish insurance regulations.

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

Under local statutory requirements, an amount equal to the deferred tax liability on Sirius International's Safety Reserve ($251 million as of June 30, 2019) is included in solvency capital. Access to the Safety Reserve is restricted to coverage of insurance and reinsurance losses and to coverage of a breach of the Solvency Capital Requirement. Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.2 billion balance of the Safety Reserve, without any provision for deferred taxes, in Sirius International's regulatory capital when assessing Sirius International and Sirius Group's financial strength. Subject to certain limitations under Swedish law, Sirius International is permitted to transfer certain portions of its pre-tax income to its Swedish parent companies to minimize taxes (referred to as a group contribution). For the six months ended June 30, 2019, Sirius International did not transfer any of its 2019 pre-tax income via group contributions to its Swedish parent companies.

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

The following table illustrates Sirius Group's consolidated insurance float position as of June 30, 2019 and December 31, 2018:

(Millions)	June 30, 2019		December 31, 2018

Loss and LAE reserves	$2,023.3		$2,016.7
Unearned insurance and reinsurance premiums	879.5		647.2
Ceded reinsurance payable	256.9		206.9
Funds held under reinsurance treaties	126.6		110.6
Deferred tax liability on safety reserve	251.4		261.1

Float liabilities	3,537.7		3,242.5
Cash	116.8		119.4
Reinsurance recoverable on paid and unpaid losses	427.2		405.2
Insurance and reinsurance premiums receivable	861.3		630.6
Funds held by ceding companies	237.6		186.8
Deferred acquisition costs	158.8		141.6
Ceded unearned insurance and reinsurance premiums	188.1		159.8

Float assets	1,989.8		1,643.4

Insurance float	$1,547.9		$1,599.1

Insurance float as a multiple of total capital(1)	0.6	x	0.6	x
Insurance float as a multiple of Sirius Group's common shareholders' equity	0.9	x	0.9	x

(1)See calculation of total capital below in the "Financing" table.

Financing

Sirius Group anticipates that it will have the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, Sirius Group can provide no assurance that, if needed, it would be able to obtain additional debt or equity financing on satisfactory terms, if at all. In particular, as discussed in Item 1A, "Risk Factors," due to the CMIG Defaults, CMIG International's status as a controlling shareholder could limit Sirius Group's ability to raise new equity and debt capital or execute on strategic objectives, including bolt-on acquisitions and strategic mergers & acquisitions.

The following table summarizes Sirius Group's capital structure as of June 30, 2019 and December 31, 2018:

(Millions)	June 30, 2019	December 31, 2018

2017 SEK Subordinated Notes	$292.3	$303.6
2016 SIG Senior Notes	393.6	393.2

Total debt	685.9	696.8
Series B preference shares	241.3	232.2
Common shareholders' equity	1,784.1	1,704.5

Total capital	$2,711.3	$2,633.5

Total debt to total capital	25%	26%
Total debt and Series B preference shares to total capital	34%	35%

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

Taking into effect the amortization of all underwriting and issuance expenses, and applicable STIBOR, the 2017 SEK Subordinated Notes yielded an effective rate of approximately 3.9% and 3.5% annualized for the six months ended June 30, 2019 and 2018, respectively. Sirius Group recorded $6 million of interest expense, inclusive of amortization of issuance costs, on the 2017 SEK Subordinated Notes for each of the six months ended June 30, 2019 and 2018, respectively.

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

Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the 2016 SIG Senior Notes yielded an effective rate of approximately 4.7% per annum. Sirius Group recorded $10 million of interest expense, inclusive of amortization of issuance costs on the 2016 SIG Senior Notes, for each of the six months ended June 30, 2019 and 2018, respectively.

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

Sirius International has other secured letter of credit and trust arrangements with various financial institutions to support its insurance operations. As of June 30, 2019 and December 31, 2018, these secured letter of credit and trust arrangements were collateralized by pledged assets and assets in trust of SEK 3.0 billion and SEK 2.9 billion, respectively, or $319 million and $321 million, respectively (based on the June 30, 2019 and December 31, 2018 SEK to USD exchange rates). As of June 30, 2019 and December 31, 2018, Sirius America Insurance Company's trust arrangements were collateralized by pledged assets and assets in trust of $57 million and $56 million, respectively. As of June 30, 2019 and December 31, 2018, Sirius Bermuda's trust arrangements were collateralized by pledged assets and assets in trust of $350 million and $320 million, respectively.

Revolving credit facility

In February 2018, Sirius Group, through its indirectly wholly-owned subsidiary Sirius International Group, Ltd., entered into a three-year, $300 million senior unsecured revolving credit facility (the "Facility"). The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements and retrocessional agreements. The Facility is subject to various affirmative, negative and financial covenants that Sirius Group considers to be customary for such borrowings, including certain minimum net worth, maximum debt to capitalization and financial strength rating standards and change in control provisions. As of June 30, 2019, there were no outstanding borrowings under the Facility.

Debt and standby letter of credit facility covenants

As of June 30, 2019, Sirius Group was in compliance with all of the covenants under the 2017 SEK Subordinated Notes, the 2016 SIG Senior Notes, the Nordea Bank Finland Abp, London Branch facility, and the DNB Bank ASA, Sweden Branch facility. In addition, as of June 30, 2019, Sirius Group was in compliance with all of the covenants under the Facility.

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

Contractual Obligations and Commitments

In the normal course of business, we are party to a variety of contractual obligations, summarized as of December 31, 2018 in our 2018 Annual Report. We consider these contractual obligations when assessing our liquidity requirements. During the six months ended June 30, 2019, other than as disclosed in "Note 5. Reserves for unpaid losses and adjustment expenses" in the Notes to Consolidated Financial Statements included within "Part I, Item 1. Financial Statements." with respect to a decrease in our reserve for loss and LAE reserves, and "Note 9. Debt and standby letters of credit facilities" in the Notes to Consolidated Financial Statements included within "Part I, Item 1. Financial Statements." with respect to our long term debt obligations, there were no other material changes in our contractual obligations as disclosed in the table of contractual obligations, and related footnotes, included in our Annual Report.

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

The following table summarizes our consolidated cash flows from operating, investing, and financing activities for the six months ended June 30, 2019 and 2018.

	Six Months Ended
(Millions)	June 30, 2019	June 30, 2018

Net cash provided from (used for)(1)
Operations	$15.0	$35.0
Investing activities	(12.8)	(126.7)
Financing activities	(0.1)	1.4
Effect of exchange rate changes on cash	(3.8)	(10.3)

(Decrease) increase in cash during year	$(1.7)	$(100.6)

(1)Refer to Consolidated Statements of Cash Flows included in Sirius Group's Unaudited Consolidated Financial Statements included in "Part I, Item 1. Financial Statements."

Cash flows from operations for the six months ended June 30, 2019 and 2018

Net cash flows provided from operations was $15 million and $35 million for the six months ended June 30, 2019 and 2018, respectively. Cash flows from operations decreased $20 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 as higher amounts of net premiums collected were more than offset by higher net paid losses.

Long-term compensation items affecting cash flows from operations

During the six months ended June 30, 2019 and 2018, Sirius Group made long-term incentive payments totaling $2 million and $6 million, respectively.

Cash flows from investing and financing activities for the six months ended June 30, 2019 and 2018

Cash flows (used for) investing activities were $(13) million and $(127) million for the six months ended June 30, 2019 and 2018, respectively. The current period reflected lower net purchases of common equity securities, partially offset by lower net sales of fixed maturity investments.

Cash flows (used for) provided from financing activities were insignificant for the six months ended June 30, 2019 and $1 million for the six months ended June 30, 2018, respectively.

Financing and other capital activities

During the six months ended June 30, 2019, Sirius Group paid $9 million of interest on the 2016 Senior Notes and $6 million of interest on the 2017 SEK Subordinated Notes.

During the six months ended June 30, 2018, Sirius Group paid $9 million of interest on the 2016 Senior Notes and $6 million of interest on the 2017 SEK Subordinated Notes.

During the six months ended June 30, 2018, as stipulated in the stock purchase agreement between CMIG International and White Mountains Insurance Group ("White Mountains"), White Mountains paid Sirius Group $1 million for certain long-term incentive payments that Sirius Group paid to its employees.

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

As disclosed in our 2018 Annual Report, we believe that the material items requiring such subjective and complex estimates are our:

Loss and LAE Reserves
Fair Value Measurements
Goodwill and Intangible Assets
Premiums
Earnout Obligations
Income Taxes

There have been no material changes to the Company's critical accounting estimates for the six months ended June 30, 2019. For additional information regarding our critical accounting estimates, refer to our 2018 Annual Report.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, Sirius Group's management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Sirius Group's disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Exchange Act to be recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Sirius Group's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Sirius Group has become aware of recent announcements by CMIG regarding the CMIG Defaults. The CMIG Defaults may have financial, legal, regulatory, contractual and other implications that could have a material adverse effect on Sirius Group's business, prospects, financial condition, results from operations, liquidity and share price.

CMIG International, which is approximately 82% owned by CMIG, indirectly holds approximately 87% of the voting and dispositive control over the Sirius Group common shares as of June 30, 2019, through CMIG International's wholly-owned Bermuda holding company, CM Bermuda. In April 2019, subsidiaries of CMIG announced the existence of certain asset freeze orders relating to CMIG's Chinese subsidiaries and cross-defaults of approximately US$300 million and US$500 million on certain of CMIG's subsidiaries' bonds not within the chain of control of Sirius Group. Since then, the US$300 million bonds were subsequently accelerated and repaid in full; however, the US$500 million bonds were unable to be repaid at its original maturity date of August 2, 2019 and the CMIG subsidiary is currently soliciting consent from its bondholders to extend the maturity date and waive the default. In addition, CMIG has also publicly announced the uncertainty of CMIG to timely repay in full certain commercial paper obligations in the amount of approximately US$220 million which were eventually repaid in full five days after the maturity date, and the delay of payment by a CMIG subsidiary of a previously declared US$30 million dividend due to concerns regarding cash shortfall following the payment of the dividend. The public announcements disclosed that an onshore creditors committee had been formed to stabilize the current situation and maintain the operations of CMIG.

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

•
Sirius Group's ability to utilize its tax attributes in the U.S. and possibly other countries. The CMIG Defaults could result in a situation in which CM Bermuda elects or is required to sell or otherwise transfer its holdings of Sirius Group. If any sale or transfer, including by CM Bermuda, results in an "ownership change", as defined in Section 382 of the Internal Revenue Code of 1986, as amended, it is possible that a significant portion of Sirius Group's tax loss and/or credit carryforwards in the United States would expire before they can be used. Sirius Group also has a significant amount of tax loss carryforwards and other tax attributes in other countries, including Luxembourg, the UK, and Sweden. While Sirius Group does not currently expect such tax attributes to be restricted upon a transfer by CM Bermuda of its holdings of Sirius Group, the actual consequences will depend on the facts and the law in effect at the time, no assurance can be made that Sirius Group's non-U.S. tax attributes will not be restricted if CM Bermuda transfers its holdings of Sirius Group in the future.

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

SIRIUS INTERNATIONAL INSURANCE GROUP, LTD. (Registrant)
Date: August 9, 2019	By:	/s/ KERNAN "KIP" V. OBERTING Kernan "Kip" V. Oberting President and Chief Executive Officer (Principal Executive Officer)
Date: August 9, 2019	By:	/s/ RALPH A. SALAMONE Ralph A. Salamone Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)