Form 10-Q
period 2019-09-30
Sirius International Insurance Group, Ltd.
filed 2019-11-08
CIK 1744894

Table of contents1
Table of contents2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________
Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-38731
___________________________________________________________________________________________
SIRIUS INTERNATIONAL INSURANCE GROUP, LTD.
(Exact name of registrant as specified in its charter)
Bermuda
(State or other jurisdiction of incorporation or organization)
98-0529995
(I.R.S. Employer Identification No.)
14 Wesley Street, Hamilton HM 11, Bermuda
(Address of principal executive offices)
(441) 278-3140
(Registrant's telephone number, including area code)
___________________________________________________________________________________________
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
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒  Smaller reporting company ☒  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
At October 31, 2019, there were 115,299,342 Common Shares, $0.01 par value per share, of the registrant outstanding.

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

•	a decline in Sirius Group's operating subsidiaries' ratings with rating agencies;

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

•	a decrease in the fair value of Global A&H and/or Sirius Group's intangible assets may result in future impairments;

•	CMIG International Holding Pte. Ltd.'s status as a controlling shareholder, including its affiliates' liquidity issues;

•	the limited liquidity and trading of the Company's securities;

•	Sirius Group's status as a publicly traded company, foreign private issuer and controlled company; and

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Sirius International Insurance Group, Ltd.
Consolidated Balance Sheets
As at September 30, 2019 and December 31, 2018

(Expressed in millions of U.S. dollars, except share information)	September 30, 2019	December 31, 2018
	Unaudited
Assets
Fixed maturity investments, trading, at fair value (Amortized cost 2019: $1,702.1; 2018: $1,952.9)	$1,771.4	$1,949.2
Short-term investments, at fair value (Amortized cost 2019: $981.5; 2018: $716.1)	989.3	715.5
Equity securities, trading, at fair value (Cost 2019: $359.4; 2018: $409.4)	384.3	380.0
Other long-term investments, at fair value (Cost 2019: $332.6; 2018: $337.6)	368.4	365.0
Cash	145.8	119.4
Restricted cash	14.0	12.8
Total investments and cash	3,673.2	3,541.9
Accrued investment income	11.5	14.1
Insurance and reinsurance premiums receivable	842.6	630.6
Reinsurance recoverable on unpaid losses	392.9	350.2
Reinsurance recoverable on paid losses	55.2	55.0
Funds held by ceding companies	236.8	186.8
Ceded unearned insurance and reinsurance premiums	173.8	159.8
Deferred acquisition costs	155.2	141.6
Deferred tax asset	162.8	202.5
Accounts receivable on unsettled investment sales	12.9	5.0
Goodwill	400.4	400.6
Intangible assets	183.8	195.6
Other assets	164.0	124.0
Total assets	$6,465.1	$6,007.7
Liabilities
Loss and loss adjustment expense reserves	$2,186.4	$2,016.7
Unearned insurance and reinsurance premiums	807.7	647.2
Ceded reinsurance payable	250.4	206.9
Funds held under reinsurance treaties	135.9	110.6
Deferred tax liability	208.6	237.4
Debt	670.3	696.8
Accounts payable on unsettled investment purchases	34.7	3.2
Other liabilities	189.1	150.5
Total liabilities	4,483.1	4,069.3
Commitments and contingencies (see Note 18)
Mezzanine equity
Series B preference shares	236.0	232.2
Common shareholders' equity
Common shares (shares issued and outstanding, 2019: 115,299,342; 2018: 115,151,251)	1.2	1.2
Additional paid-in surplus	1,097.0	1,089.1
Retained earnings	915.8	816.6
Accumulated other comprehensive (loss)	(271.4)	(202.4)
Total common shareholders' equity	1,742.6	1,704.5
Non-controlling interests	3.4	1.7
Total equity	1,746.0	1,706.2
Total liabilities, mezzanine equity, and equity	$6,465.1	$6,007.7
See Notes to Consolidated Financial Statements

Sirius International Insurance Group, Ltd.
Consolidated Statements of Income
For the three months and nine months ended September 30, 2019 and 2018
Unaudited

	Three months ended September 30,		Nine months ended September 30,
(Expressed in millions of U.S. dollars, except share and per share information)	2019	2018	2019	2018
Revenues
Net earned insurance and reinsurance premiums	$374.2	$321.1	$1,056.8	$914.5
Net investment income	22.8	21.8	67.3	51.8
Net realized investment gains	15.3	3.9	39.9	8.0
Net unrealized investment gains (losses)	53.9	(11.7)	143.4	29.0
Net foreign exchange gains (losses)	4.9	(0.4)	9.4	21.7
Other revenue	16.3	17.0	51.3	96.0
Total revenues	487.4	351.7	1,368.1	1,121.0
Expenses
Loss and loss adjustment expenses	348.6	260.4	810.5	552.8
Insurance and reinsurance acquisition expenses	75.1	59.2	215.4	189.0
Other underwriting expenses	35.4	35.7	106.2	117.1
General and administrative expenses	28.0	19.5	80.6	58.0
Intangible asset amortization expenses	3.9	3.9	11.8	11.8
Interest expense on debt	7.7	7.6	23.3	23.1
Total expenses	498.7	386.3	1,247.8	951.8
Pre-tax (loss) income	(11.3)	(34.6)	120.3	169.2
Income tax benefit (expense)	3.7	6.9	(15.6)	(55.4)
Net income (loss)	(7.6)	(27.7)	104.7	113.8
Income attributable to non-controlling interests	(0.4)	(0.3)	(1.6)	(0.9)
(Loss) income attributable to Sirius Group	(8.0)	(28.0)	103.1	112.9
Change in carrying value of Series B preference shares	5.3	—	(3.9)	—
Accrued dividends on Series A redeemable preference shares	—	—	—	(2.6)
Net (loss) income attributable to Sirius Group's common shareholders	$(2.7)	$(28.0)	$99.2	$110.3
Net (loss) income per common share and common share equivalent
Basic earnings per common share and common share equivalent	$(0.02)	$(0.23)	$0.78	$0.88
Diluted earnings per common share and common share equivalent	$(0.06)	$(0.23)	$0.78	$0.88
Weighted average number of common shares and common share equivalents outstanding:
Basic weighted average number of common shares and common share equivalents outstanding	115,251,853	120,000,000	115,225,942	120,000,000
Diluted weighted average number of common shares and common share equivalents outstanding	127,153,523	120,000,000	115,619,222	120,000,000
See Notes to Consolidated Financial Statements

Sirius International Insurance Group, Ltd.
Consolidated Statements of Comprehensive Income
For the three months and nine months ended September 30, 2019 and 2018
Unaudited

	Three months ended September 30,		Nine months ended September 30,
(Expressed in millions of U.S. dollars)	2019	2018	2019	2018
Comprehensive (loss) income
Net (loss) income	$(7.6)	$(27.7)	$104.7	$113.8
Other comprehensive (loss) income
Change in foreign currency translation, net of tax	(42.3)	4.7	(69.0)	(57.2)
Total other comprehensive (loss) income	(42.3)	4.7	(69.0)	(57.2)
Comprehensive (loss) income	(49.9)	(23.0)	35.7	56.6
Net (income) attributable to non-controlling interests	(0.4)	(0.3)	(1.6)	(0.9)
Comprehensive (loss) income attributable to Sirius Group	$(50.3)	$(23.3)	$34.1	$55.7
See Notes to Consolidated Financial Statements

Sirius International Insurance Group, Ltd.
Consolidated Statements of Shareholders' Equity
For the three months and nine months ended September 30, 2019 and 2018
Unaudited

	Three months ended September 30,		Nine months ended September 30,
(Expressed in millions of U.S. dollars)	2019	2018	2019	2018
Common shares
Balance at beginning and end of period	$1.2	$1.2	$1.2	$1.2
Additional paid-in surplus
Balance at beginning of period	1,093.5	1,199.3	1,089.1	1,197.9
Share-based compensation	3.4	—	7.9	—
Capital contribution from former parent	—	—	—	1.4
Other, net	0.1	—	—	—
Balance at end of period	1,097.0	1,199.3	1,097.0	1,199.3
Retained earnings
Balance at beginning of period	918.5	998.2	816.6	858.4
Cumulative effect of an accounting change	—	—	—	1.6
Balance at beginning of period, as adjusted	918.5	998.2	816.6	860.0
Net (loss) income	(7.6)	(27.7)	104.7	113.8
Income attributable to non-controlling interests	(0.4)	(0.3)	(1.6)	(0.9)
Change in carrying value of Series B preference shares	5.3	—	(3.9)	—
Accrued dividends on Series A redeemable preference shares	—	—	—	(2.6)
Other, net	—	—	—	(0.1)
Balance at end of period	915.8	970.2	915.8	970.2
Accumulated other comprehensive (loss)
Balance at beginning of period	(229.1)	(202.4)	(202.4)	(140.5)
Accumulated net foreign currency translation (losses)
Balance at beginning of period	(229.1)	(202.4)	(202.4)	(140.5)
Net change in foreign currency translation	(42.3)	4.7	(69.0)	(57.2)
Balance at the end of period	(271.4)	(197.7)	(271.4)	(197.7)
Balance at the end of period	(271.4)	(197.7)	(271.4)	(197.7)
Total common shareholders' equity	$1,742.6	$1,973.0	$1,742.6	$1,973.0
Non-controlling interests	3.4	1.1	3.4	1.1
Total equity	$1,746.0	$1,974.1	$1,746.0	$1,974.1
See Notes to Consolidated Financial Statements

Sirius International Insurance Group, Ltd.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2019 and 2018
Unaudited

	Nine months ended September 30,
(Expressed in millions of U.S. dollars)	2019	2018
Cash flows from operations:
Net income	$104.7	$113.8
Adjustments to reconcile net income to net cash provided from operations:
Net realized and unrealized investment (gains)	(183.3)	(37.0)
Amortization of premium on fixed maturity investments	(4.7)	5.9
Amortization of intangible assets	11.8	11.8
Depreciation and other amortization	6.3	7.1
Share-based compensation	7.9	—
Other operating items:
Net change in loss and loss adjustment expense reserves	274.1	76.1
Net change in reinsurance recoverable on paid and unpaid losses	(82.0)	(69.7)
Net change in funds held by ceding companies	(61.5)	(40.9)
Net change in unearned insurance and reinsurance premiums	212.4	311.8
Net change in ceded reinsurance payable	73.3	113.0
Net change in ceded unearned insurance and reinsurance premiums	(32.4)	(106.3)
Net change in insurance and reinsurance premiums receivable	(269.4)	(271.9)
Net change in deferred acquisition costs	(22.5)	(39.2)
Net change in funds held under reinsurance treaties	33.1	37.1
Net change in current and deferred income taxes, net	(4.8)	38.6
Net change in other assets and liabilities, net	24.9	(42.9)
Net cash provided from operations	87.9	107.3
Cash flows from investing activities:
Net change in short-term investments	(285.8)	(157.6)
Sales of fixed maturities and convertible fixed maturity investments	430.7	1,149.9
Maturities, calls, and paydowns of fixed maturity and convertible fixed maturity investments	239.4	69.0
Sales of common equity securities	212.6	247.9
Distributions, redemptions, and maturities of other long-term investments	53.6	62.1
Contributions to other long-term investments	(46.5)	(131.3)
Purchases of common equity securities	(174.9)	(392.4)
Purchases of fixed maturities and convertible fixed maturity investments	(504.4)	(1,062.9)
Purchases of consolidated subsidiaries, net of cash acquired	—	(7.9)
Net change in unsettled investment purchases and sales	23.7	18.6
Other, net	0.8	(3.4)
Net cash (used for) investing activities	(50.8)	(208.0)
Cash flows from financing activities:
Change in collateral held on Interest Rate Cap	(0.1)	—
Capital contribution from former parent	—	1.4
Net cash (used for) provided from financing activities	(0.1)	1.4
Effect of exchange rate changes on cash	(9.4)	(9.8)
Net (decrease) in cash during period	27.6	(109.1)
Cash and restricted cash balance at beginning of period	132.2	230.6
Cash and restricted cash balance at end of period	$159.8	$121.5
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
The accompanying Unaudited Consolidated Financial Statements at September 30, 2019, have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. The accompanying Unaudited Consolidated Financial Statements present the consolidated results of operations, financial condition, and cash flows of the Company and its subsidiaries and those entities in which the Company has control and a majority economic interest as well as those variable interest entities ("VIEs") that meet the requirements for consolidation. All intercompany transactions have been eliminated in consolidation.
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
Effective January 1, 2019, Sirius Group adopted Accounting Standards Update ("ASU") 2016-2, Leases (Accounting Standards Codification ("ASC") 842) which requires lessees to recognize lease assets and liabilities on the balance sheet for both operating and financing leases, with the exception of leases with an original term of 12 months or less. Under previous guidance, recognition of lease assets and liabilities was not required for operating leases. The new guidance requires that lease assets and liabilities to be recognized and measured initially based on the present value of the lease payments. Sirius Group adopted the new guidance using the simplified transition option that allows companies to apply the new lease standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Sirius Group also made the following elections:

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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

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
Premium amortization on callable debt securities
Effective January 1, 2019, Sirius Group adopted ASU 2017-8, Premium Amortization on Purchased Callable Debt Securities (ASC 310-20), which changes the amortization period for certain purchased callable debt securities. Under the new guidance, for investments in callable debt securities held at a premium, the premium will be amortized over the period to the earliest call date. The new guidance does not change the amortization period for callable debt securities held at a discount. The adoption of this guidance did not have a significant effect on our financial statements.
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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

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

•	Issuance costs of $2.0 million.
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
Sirius Group incurred certain contractual costs associated with the Merger of $9.0 million and $7.1 million of various legal, advisory, and other consulting costs for the Merger and the Sirius Group Private Placement that were charged to Additional paid-in surplus.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following tables summarize the segment results for the three months ended September 30, 2019 and 2018:

	For the three months ended September 30, 2019
(Expressed in millions of U.S. dollars)	Global Property	Global A&H	Specialty & Casualty	Runoff & Other	Corporate Elimination	Total
Gross written premiums	$153.6	$137.4	$120.6	$2.1	$—	$413.7
Net written premiums	$103.7	$104.6	$113.2	$0.8	$—	$322.3
Net earned insurance and reinsurance premiums	$159.9	$115.1	$98.7	$0.5	$—	$374.2
Loss and allocated LAE(1)	(184.4)	(63.6)	(85.5)	(0.9)	—	(334.4)
Insurance and reinsurance acquisition expenses	(29.2)	(32.5)	(27.1)	(0.1)	13.8	(75.1)
Technical profit	(53.7)	19.0	(13.9)	(0.5)	13.8	(35.3)
Unallocated LAE(2)	(5.5)	(2.0)	(3.0)	(0.2)	(3.5)	(14.2)
Other underwriting expenses	(14.7)	(6.8)	(8.8)	(1.4)	(3.7)	(35.4)
Underwriting income	(73.9)	10.2	(25.7)	(2.1)	6.6	(84.9)
Service fee revenue(3)	—	31.0	—	—	(14.6)	16.4
Managing general underwriter unallocated LAE	—	(4.3)	—	—	4.3	—
Managing general underwriter other underwriting expenses	—	(3.7)	—	—	3.7	—
General and administrative expenses, MGU + Runoff & Other(4)	—	(15.1)	—	(1.2)	—	(16.3)
Underwriting income (loss), including net service fee income	(73.9)	18.1	(25.7)	(3.3)	—	(84.8)
Net investment income						22.8
Net realized investment (losses) gains						15.3
Net unrealized investment (losses) gains						53.9
Net foreign exchange gains (losses)						4.9
Other revenue(5)						(0.1)
General and administrative expenses(6)						(11.7)
Intangible asset amortization expenses						(3.9)
Interest expense on debt						(7.7)
Pre-tax income						$(11.3)
Underwriting Ratios
Loss ratio	118.8%	57.0%	89.7%	NM	NM	93.2%
Acquisition expense ratio	18.3%	28.2%	27.5%	NM	NM	20.1%
Other underwriting expense ratio	9.2%	5.9%	8.9%	NM	NM	9.5%
Combined ratio(7)	146.3%	91.1%	126.1%	NM	NM	122.8%
Goodwill and intangible assets(8)	$—	$576.1	$—	$8.1	$—	$584.2
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
(5)Other revenue is presented net of Service fee revenue and is comprised mainly of a change in contingent consideration (see Note 8) and gains from derivatives (see Note 11) (the sum of Service fee revenue and Other revenue is equal to Other revenue on the Consolidated Statements of Income).
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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

	For the three months ended September 30, 2018
(Expressed in millions of U.S. dollars)	Global Property	Global A&H	Specialty & Casualty	Runoff & Other	Corporate Elimination	Total
Gross written premiums	$203.7	$117.1	$76.5	$0.7	$—	$398.0
Net written premiums	$144.9	$87.9	$72.6	$0.3	$—	$305.7
Net earned insurance and reinsurance premiums	$172.7	$89.6	$58.4	$0.4	$—	$321.1
Loss and allocated LAE(1)	(173.2)	(51.3)	(34.1)	10.2	—	(248.4)
Insurance and reinsurance acquisition expenses	(30.1)	(26.7)	(16.2)	(0.1)	13.9	(59.2)
Technical profit	(30.6)	11.6	8.1	10.5	13.9	13.5
Unallocated LAE(2)	(3.3)	(1.7)	(1.6)	(0.7)	(4.7)	(12.0)
Other underwriting expenses	(17.5)	(6.4)	(8.4)	(1.4)	(2.0)	(35.7)
Underwriting income	(51.4)	3.5	(1.9)	8.4	7.2	(34.2)
Service fee revenue(3)	—	29.3	—	—	(13.9)	15.4
Managing general underwriter unallocated LAE	—	(4.7)	—	—	4.7	—
Managing general underwriter other underwriting expenses	—	(2.0)	—	—	2.0	—
General and administrative expenses, MGU + Runoff & Other(4)	—	(13.8)	—	(0.8)	—	(14.6)
Underwriting income (loss), including net service fee income	(51.4)	12.3	(1.9)	7.6	—	(33.4)
Net investment income						21.8
Net realized investment (losses) gains						3.9
Net unrealized investment (losses) gains						(11.7)
Net foreign exchange gains (losses)						(0.4)
Other revenue(5)						1.6
General and administrative expenses(6)						(4.9)
Intangible asset amortization expenses						(3.9)
Interest expense on debt						(7.6)
Pre-tax income						$(34.6)
Underwriting Ratios
Loss ratio	102.2%	59.2%	61.1%	NM	NM	81.1%
Acquisition expense ratio	17.4%	29.8%	27.7%	NM	NM	18.4%
Other underwriting expense ratio	10.1%	7.1%	14.4%	NM	NM	11.1%
Combined ratio(7)	129.7%	96.1%	103.2%	NM	NM	110.6%
Goodwill and intangible assets(8)	$—	$600.1	$—	$8.1	$—	$608.2
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
(5)Other revenue is presented net of Service fee revenue and is comprised mainly of gains from derivatives (see Note 11) (the sum of Service fee revenue and Other revenue is equal to Other revenue on the Consolidated Statements of Income).
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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following tables summarize the segment results for the nine months ended September 30, 2019 and 2018:

	For the nine months ended September 30, 2019
(Expressed in millions of U.S. dollars)	Global Property	Global A&H	Specialty & Casualty	Runoff & Other	Corporate Elimination	Total
Gross written premiums	$720.5	$459.5	$338.4	$4.7	$—	$1,523.1
Net written premiums	$536.6	$360.1	$310.6	$1.5	$—	$1,208.8
Net earned insurance and reinsurance premiums	$463.9	$330.0	$261.7	$1.2	$—	$1,056.8
Loss and allocated LAE(1)	(378.3)	(198.6)	(194.4)	(4.4)	—	(775.7)
Insurance and reinsurance acquisition expenses	(82.2)	(95.1)	(72.2)	(2.6)	36.7	(215.4)
Technical profit	3.4	36.3	(4.9)	(5.8)	36.7	65.7
Unallocated LAE(2)	(10.2)	(5.5)	(7.1)	(0.9)	(11.1)	(34.8)
Other underwriting expenses	(47.9)	(18.8)	(23.7)	(4.6)	(11.2)	(106.2)
Underwriting income (loss)	(54.7)	12.0	(35.7)	(11.3)	14.4	(75.3)
Service fee revenue(3)	—	97.6	—	—	(39.3)	58.3
Managing general underwriter unallocated LAE	—	(13.7)	—	—	13.7	—
Managing general underwriter other underwriting expenses	—	(11.2)	—	—	11.2	—
General and administrative expenses, MGU + Runoff & Other(4)	—	(46.3)	—	(3.0)	—	(49.3)
Underwriting income (loss), including net service fee income	(54.7)	38.4	(35.7)	(14.3)	—	(66.3)
Net investment income						67.3
Net realized investment (losses) gains						39.9
Net unrealized investment (losses) gains						143.4
Net foreign exchange gains (losses)						9.4
Other revenue(5)						(7.0)
General and administrative expenses(6)						(31.3)
Intangible asset amortization expenses						(11.8)
Interest expense on debt						(23.3)
Pre-tax income						$120.3
Underwriting Ratios
Loss ratio	83.7%	61.8%	77.0%	NM	NM	76.7%
Acquisition expense ratio	17.7%	28.8%	27.6%	NM	NM	20.4%
Other underwriting expense ratio	10.3%	5.7%	9.1%	NM	NM	10.0%
Combined ratio(7)	111.7%	96.3%	113.7%	NM	NM	107.1%
Goodwill and intangible assets(8)	$—	$576.1	$—	$8.1	$—	$584.2
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
(5)Other revenue is presented net of Service fee revenue and is comprised mainly of a change in contingent consideration (see Note 8) and (losses) from derivatives (see Note 11) (the sum of Service fee revenue and Other revenue is equal to Other revenue on the Consolidated Statements of Income).
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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

	For the nine months ended September 30, 2018
(Expressed in millions of U.S. dollars)	Global Property	Global A&H	Specialty & Casualty	Runoff & Other	Corporate Elimination	Total
Gross written premiums	$875.7	$375.0	$252.9	$14.6	$—	$1,518.2
Net written premiums	$569.1	$286.2	$228.3	$11.8	$—	$1,095.4
Net earned insurance and reinsurance premiums	$476.3	$258.4	$168.3	$11.5	$—	$914.5
Loss and allocated LAE(1)	(311.8)	(138.0)	(87.4)	12.3	—	(524.9)
Insurance and reinsurance acquisition expenses	(93.5)	(82.3)	(44.9)	(2.3)	34.0	(189.0)
Technical profit	71.0	38.1	36.0	21.5	34.0	200.6
Unallocated LAE(2)	(7.7)	(4.3)	(4.5)	(1.6)	(9.8)	(27.9)
Other underwriting expenses	(53.0)	(20.7)	(24.3)	(5.2)	(13.9)	(117.1)
Underwriting income	10.3	13.1	7.2	14.7	10.3	55.6
Service fee revenue(3)	—	89.5	—	—	(34.0)	55.5
Managing general underwriter unallocated LAE	—	(9.8)	—	—	9.8	—
Managing general underwriter other underwriting expenses	—	(13.9)	—	—	13.9	—
General and administrative expenses, MGU + Runoff & Other(4)	—	(37.5)	—	(2.9)	—	(40.4)
Underwriting income (loss), including net service fee income	10.3	41.4	7.2	11.8	—	70.7
Net investment income						51.8
Net realized investment (losses) gains						8.0
Net unrealized investment (losses) gains						29.0
Net foreign exchange gains (losses)						21.7
Other revenue(5)						40.5
General and administrative expenses(6)						(17.6)
Intangible asset amortization expenses						(11.8)
Interest expense on debt						(23.1)
Pre-tax income						$169.2
Underwriting Ratios
Loss ratio	67.1%	55.1%	54.6%	NM	NM	60.4%
Acquisition expense ratio	19.6%	31.8%	26.7%	NM	NM	20.7%
Other underwriting expense ratio	11.1%	8.0%	14.4%	NM	NM	12.8%
Combined ratio(7)	97.8%	94.9%	95.7%	NM	NM	93.9%
Goodwill and intangible assets(8)	$—	$600.1	$—	$8.1	$—	$608.2
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
(5)Other revenue is presented net of Service fee revenue and is comprised mainly of the right of indemnification (see Note 10), (losses) from derivatives (see Note 11), and the termination of the call option to purchase The Phoenix Holdings, Ltd. (the sum of Service fee revenue and Other revenue is equal to Other revenue on the Consolidated Statements of Income).
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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following tables provide summary information regarding net premiums written by client location and underwriting location by reportable segment for the three months ended September 30, 2019 and 2018:

	For the three months ended September 30, 2019
(Expressed in millions of U.S. dollars)	Global Property	Global A&H	Specialty & Casualty	Runoff & Other	Total
Net written premiums by client location:
United States	$44.0	$87.6	$83.1	$0.7	$215.4
Europe	14.6	5.8	15.1	(0.1)	35.4
Canada, the Caribbean, Bermuda and Latin America	19.7	3.7	4.8	0.1	28.3
Asia and Other	25.4	7.5	10.2	0.1	43.2
Total net written premium by client location for the three months ended September 30, 2019	$103.7	$104.6	$113.2	$0.8	$322.3
Net written premiums by underwriting location:
United States	$7.5	$36.9	$12.7	$0.7	$57.8
Europe	45.0	68.1	51.2	—	164.3
Canada, the Caribbean, Bermuda and Latin America	42.3	(0.6)	49.0	—	90.7
Asia and Other	8.9	0.2	0.3	0.1	9.5
Total written premiums by underwriting location for the three months ended September 30, 2019	$103.7	$104.6	$113.2	$0.8	$322.3

	For the three months ended September 30, 2018
(Expressed in millions of U.S. dollars)	Global Property	Global A&H	Specialty & Casualty	Runoff & Other	Total
Net written premiums by client location:
United States	$62.4	$71.4	$45.3	$(0.1)	$179.0
Europe	22.8	7.4	15.8	0.1	46.1
Canada, the Caribbean, Bermuda and Latin America	24.7	2.6	2.8	—	30.1
Asia and Other	35.0	6.5	8.7	0.3	50.5
Total net written premium by client location for the three months ended September 30, 2018	$144.9	$87.9	$72.6	$0.3	$305.7
Net written premiums by underwriting location:
United States	$12.6	$27.7	$5.8	$—	$46.1
Europe	61.3	52.7	36.1	—	150.1
Canada, the Caribbean, Bermuda and Latin America	53.8	7.3	30.5	—	91.6
Asia and Other	17.2	0.2	0.2	0.3	17.9
Total written premiums by underwriting location for the three months ended September 30, 2018	$144.9	$87.9	$72.6	$0.3	$305.7

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following tables provide summary information regarding net premiums written by client location and underwriting location by reportable segment for the nine months ended September 30, 2019 and 2018:

	For the nine months ended September 30, 2019
(Expressed in millions of U.S. dollars)	Global Property	Global A&H	Specialty & Casualty	Runoff & Other	Total
Net written premiums by client location:
United States	$209.2	$301.2	$214.9	$1.0	$726.3
Europe	154.3	18.9	53.4	0.1	226.7
Canada, the Caribbean, Bermuda and Latin America	58.8	10.7	11.4	0.1	81.0
Asia and Other	114.3	29.3	30.9	0.3	174.8
Total net written premium by client location for the nine months ended September 30, 2019	$536.6	$360.1	$310.6	$1.5	$1,208.8
Net written premiums by underwriting location:
United States	$20.0	$136.0	$37.8	$1.0	$194.8
Europe	269.7	190.1	140.3	0.2	600.3
Canada, the Caribbean, Bermuda and Latin America	203.6	33.4	130.8	—	367.8
Asia and Other	43.3	0.6	1.7	0.3	45.9
Total written premiums by underwriting location for the nine months ended September 30, 2019	$536.6	$360.1	$310.6	$1.5	$1,208.8

	For the nine months ended September 30, 2018
(Expressed in millions of U.S. dollars)	Global Property	Global A&H	Specialty & Casualty	Runoff & Other	Total
Net written premiums by client location:
United States	$241.0	$229.5	$119.6	$11.4	$601.5
Europe	148.4	25.1	76.0	0.1	249.6
Canada, the Caribbean, Bermuda and Latin America	69.7	8.6	7.4	—	85.7
Asia and Other	110.0	23.0	25.3	0.3	158.6
Total net written premium by client location for the nine months ended September 30, 2018	$569.1	$286.2	$228.3	$11.8	$1,095.4
Net written premiums by underwriting location:
United States	$28.8	$81.0	$9.3	$11.5	$130.6
Europe	271.5	164.5	132.8	—	568.8
Canada, the Caribbean, Bermuda and Latin America	224.0	40.1	84.3	—	348.4
Asia and Other	44.8	0.6	1.9	0.3	47.6
Total written premiums by underwriting location for the nine months ended September 30, 2018	$569.1	$286.2	$228.3	$11.8	$1,095.4

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Note 5. Reserves for unpaid losses and loss adjustment expenses
The following table summarizes the loss and LAE reserve activities of Sirius Group for the three months and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2019	2018	2019	2018
Gross beginning balance	$2,023.3	$1,827.1	$2,016.7	$1,898.5
Less beginning reinsurance recoverable on unpaid losses	(357.4)	(358.3)	(350.2)	(319.7)
Net loss and LAE reserve balance	1,665.9	1,468.8	1,666.5	1,578.8
Losses and LAE incurred relating to:
Current year losses	342.2	270.5	723.6	575.8
Prior years losses	6.4	(10.1)	86.9	(23.0)
Total net incurred losses and LAE	348.6	260.4	810.5	552.8
Foreign currency translation adjustment to net loss and LAE reserves	(15.3)	(5.4)	(15.3)	(20.9)
Acquisitions (See Note 3)	—	0.2	—	0.2
Accretion of fair value adjustment to net loss and LAE reserves	—	0.1	0.1	0.1
Loss and LAE paid relating to:
Current year losses	97.7	80.5	254.8	152.5
Prior years losses	108.0	101.6	413.5	416.5
Total loss and LAE payments	205.7	182.1	668.3	569.0
Net ending balance	1,793.5	1,542.0	1,793.5	1,542.0
Plus ending reinsurance recoverable on unpaid losses	392.9	349.0	392.9	349.0
Gross ending balance	$2,186.4	$1,891.0	$2,186.4	$1,891.0
Loss and LAE development - Three Months Ended September 30, 2019
For the three months ended September 30, 2019, Sirius Group had net unfavorable loss reserve development of $6.4 million. Increases in loss reserve estimates were primarily recorded in Specialty & Casualty ($10.2 million) due to higher than expected claims activity in the Casualty Reinsurance book. These increases were partially offset by favorable loss reserve development in Global A&H ($5.8 million).
Loss and LAE development - Three Months Ended September 30, 2018
For the three months ended September 30, 2018, Sirius Group had net favorable loss reserve development of $10.1 million. The major reductions in loss reserve estimates were recorded in Runoff & Other ($10.6 million), Specialty & Casualty ($7.3 million), and Global A&H ($3.0 million). The reduction in Runoff & Other was primarily due to decrease in runoff casualty reserves from older accident years, whereas Specialty & Casualty was due to favorable loss reserve development across all business lines in more recent accident years. These reductions were partially offset by increases in Global Property loss reserve development of $10.8 million resulting from higher than expected reporting from recent accident years.
Loss and LAE development - Nine Months Ended September 30, 2019
For the nine months ended September 30, 2019, Sirius Group had net unfavorable loss reserve development of $86.9 million. Increases in loss reserve estimates were recorded in Global Property ($67.9 million), Specialty & Casualty ($14.8 million), and Runoff & Other ($5.4 million). The unfavorable loss reserve development in Global Property was primarily attributable to prior year catastrophe events, including Typhoon Jebi and Hurricanes Michael, Florence, and Irma. These reductions were partially offset by a decrease in Global A&H ($1.3 million).

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Loss and LAE development - Nine Months Ended September 30, 2018
For the nine months ended September 30, 2018, Sirius Group had net favorable loss reserve development of $23.0 million. The major reductions in loss reserve estimates were recorded in Runoff & Other ($22.6 million), Specialty & Casualty ($17.7 million), and Global A&H ($11.4 million). Favorable loss reserve development for Runoff & Other included reduction in World Trade Center claims in response to revised information received by the Company in addition to favorable loss reserve development in runoff casualty reserves. In addition, Specialty & Casualty had favorable loss reserve development across all business lines, in particular Aviation & Space with $12.0 million. These reductions were partially offset by increases in Global Property loss reserve development of $28.7 million resulting from higher than expected reporting from recent accident years, including $7.4 million of increases from natural catastrophes, including the 2017 North American natural catastrophes. Also, in Other Property, there was loss deterioration from recent accident years reported in client account statements received, which accounted for the remainder of Global Property unfavorable loss development in the nine months ended September 30, 2018.
Note 6. Third party reinsurance
In the normal course of business, Sirius Group seeks to protect its businesses from losses due to concentration of risk and losses arising from catastrophic events by reinsuring with third-party reinsurers. Sirius Group remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.
At September 30, 2019, Sirius Group had reinsurance recoverables on paid losses of $55.2 million and reinsurance recoverables of $392.9 million on unpaid losses. At December 31, 2018, Sirius Group had reinsurance recoverables on paid losses of $55.0 million and reinsurance recoverables of $350.2 million on unpaid losses. Because retrocessional reinsurance contracts do not relieve Sirius Group of its obligation to its insureds, the collectability of balances due from Sirius Group's reinsurers is important to its financial strength. Sirius Group monitors the financial strength and ratings of retrocessionaires on an ongoing basis. Uncollectible amounts historically have not been significant.
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
Net investment income for the three months and nine months ended September 30, 2019 and 2018 consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
(Millions)	2019	2018	2019	2018
Fixed maturity investments	$12.8	$14.2	$40.0	$37.8
Short-term investments	4.1	2.4	12.0	3.7
Equity securities	2.7	5.9	12.5	14.2
Other long-term investments	5.2	2.7	12.3	5.2
Total investment income	24.8	25.2	76.8	60.9
Investment expenses	(2.0)	(3.4)	(9.5)	(9.1)
Net investment income	$22.8	$21.8	$67.3	$51.8

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Net realized and unrealized investment gains (losses)
Net realized and unrealized investment gains (losses) for the three months and nine months ended September 30, 2019 and 2018 consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
(Millions)	2019	2018	2019	2018
Gross realized gains	$22.1	$11.3	$63.1	$31.7
Gross realized (losses)	(6.8)	(7.4)	(23.2)	(23.7)
Net realized gains on investments(1)(2)	15.3	3.9	39.9	8.0
Net unrealized gains (losses) on investments(3)(4)	53.9	(11.7)	143.4	29.0
Net realized and unrealized gains (losses) on investments	$69.2	$(7.8)	$183.3	$37.0
(1) Includes $14.0 and $4.7 of realized gains due to foreign currency for the three months ended September 30, 2019 and 2018, respectively.
(2) Includes $34.5 and $10.7 of realized gains due to foreign currency for the nine months ended September 30, 2019 and 2018, respectively.
(3) Includes $33.9 and $(5.5) of unrealized (losses) gains due to foreign currency for the three months ended September 30, 2019 and 2018, respectively.
(4) Includes $51.7 and $43.1 of unrealized gains due to foreign currency for the nine months ended September 30, 2019 and 2018, respectively.
Net realized investment gains
Net realized investment gains for the three months and nine months ended September 30, 2019 and 2018 consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
(Millions)	2019	2018	2019	2018
Fixed maturity investments	$7.5	$4.2	$22.4	$5.0
Equity securities	1.7	(0.6)	(0.1)	(0.4)
Short-term investments	6.5	—	9.7	—
Derivative instruments	(0.7)	—	(1.5)	—
Other long-term investments	0.3	0.3	9.4	3.4
Net realized investment gains	$15.3	$3.9	$39.9	$8.0
Net unrealized investment gains (losses)
Net unrealized investment gains (losses) for the three months and nine months ended September 30, 2019 and 2018 consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
(Millions)	2019	2018	2019	2018
Fixed maturity investments	$31.4	$(8.6)	$72.1	$12.2
Equity securities	12.0	0.9	50.4	2.1
Short-term investments	4.6	—	6.4	—
Derivative instruments	0.9	—	0.2	—
Other long-term investments	5.0	(4.0)	14.3	14.7
Net unrealized investment gains (losses)	$53.9	$(11.7)	$143.4	$29.0

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following table summarizes the amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 investments for the three months and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30,		For the nine months ended September 30,
(Millions)	2019	2018	2019	2018
Fixed maturity investments	$—	$0.1	$—	$(2.0)
Other long-term investments	(0.3)	(1.6)	10.1	6.1
Total unrealized investment (losses) gains – Level 3 investments	$(0.3)	$(1.5)	$10.1	$4.1
Investment holdings
Fixed maturity investments
The cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and fair value of Sirius Group's fixed maturity investments as of September 30, 2019 and December 31, 2018, were as follows:

	September 30, 2019
(Millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized (losses)	Net foreign currency gains (losses)	Fair value
Corporate debt securities	$517.7	$6.3	$(0.3)	$24.0	$547.7
Asset-backed securities	501.4	1.1	(1.9)	6.6	507.2
Residential mortgage-backed securities	365.9	11.9	(0.8)	14.5	391.5
U.S. government and government agency	157.6	1.7	—	3.0	162.3
Commercial mortgage-backed securities	102.0	1.2	(0.4)	1.8	104.6
Non-U.S. government and government agency	37.8	0.3	(0.1)	0.4	38.4
Preferred stocks	18.0	0.1	(0.1)	(0.1)	17.9
U.S. States, municipalities and political subdivision	1.7	—	—	0.1	1.8
Total fixed maturity investments	$1,702.1	$22.6	$(3.6)	$50.3	$1,771.4

	December 31, 2018
(Millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized (losses)	Net foreign currency gains (losses)	Fair value
Corporate debt securities	$694.1	$1.4	$(7.3)	$7.6	$695.8
Asset-backed securities	496.3	0.1	(3.8)	1.9	494.5
Residential mortgage-backed securities	413.0	1.7	(7.1)	5.9	413.5
U.S. government and government agency	163.9	0.3	(0.5)	4.2	167.9
Commercial mortgage-backed securities	117.7	0.2	(2.7)	0.7	115.9
Non-U.S. government and government agency	50.6	—	(0.2)	(0.1)	50.3
Preferred stocks	14.5	0.6	(6.8)	0.2	8.5
U.S. States, municipalities and political subdivision	2.8	—	—	—	2.8
Total fixed maturity investments	$1,952.9	$4.3	$(28.4)	$20.4	$1,949.2
The weighted average duration of Sirius Group's fixed income portfolio as of September 30, 2019 was approximately 1.6 years, including short-term investments, and approximately 2.5 years excluding short-term investments.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The cost or amortized cost and fair value of Sirius Group's fixed maturity investments as of September 30, 2019 and December 31, 2018 are presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	September 30, 2019		December 31, 2018
(Millions)	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value
Due in one year or less	$155.5	$162.6	$249.6	$254.6
Due after one year through five years	487.3	513.6	635.6	636.4
Due after five years through ten years	40.8	41.7	26.2	25.7
Due after ten years	31.2	32.3	0.1	0.1
Mortgage-backed and asset-backed securities	969.3	1,003.3	1,026.9	1,023.9
Preferred stocks	18.0	17.9	14.5	8.5
Total	$1,702.1	$1,771.4	$1,952.9	$1,949.2
The following table summarizes the ratings and fair value of fixed maturity investments held in Sirius Group's investment portfolio as of September 30, 2019 and December 31, 2018:

(Millions)	September 30, 2019	December 31, 2018
AAA	$573.5	$602.0
AA	740.8	818.0
A	257.9	290.5
BBB	120.4	167.4
Other	78.8	71.3
Total fixed maturity investments(1)	$1,771.4	$1,949.2
(1)Credit ratings are assigned based on the following hierarchy: 1) Standard & Poor's ("S&P") and 2) Moody's Investors Service ("Moody's").
At September 30, 2019, the above totals included $50.0 million of sub-prime securities. Of this total, $26.1 million was rated AAA, $19.8 million rated AA, $3.9 million rated A and $0.2 million classified as Other. At December 31, 2018, the above totals included $42.6 million of sub-prime securities. Of this total, $17.1 million was rated AAA, $9.8 million rated AA, $6.0 million rated A, $4.7 million rated BBB and $5.0 million classified as Other.
Equity securities and Other long-term investments
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains, and fair values of Sirius Group's equity securities and other long-term investments as of September 30, 2019 and December 31, 2018, were as follows:

	September 30, 2019
(Millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Fair value
Equity securities	$359.4	$46.8	$(35.2)	$13.3	$384.3
Other long-term investments	$332.6	$52.7	$(29.7)	$12.8	$368.4

	December 31, 2018
(Millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Fair value
Equity securities	$409.4	$17.8	$(50.8)	$3.6	$380.0
Other long-term investments	$337.6	$32.6	$(13.5)	$8.3	$365.0

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Equity securities at fair value consisted of the following as of September 30, 2019 and December 31, 2018:

(Millions)	September 30, 2019	December 31, 2018
Investment grade fixed income mutual funds	$150.9	$157.7
Common stocks	231.8	222.3
Other	1.6	—
Total Equity securities	$384.3	$380.0
Other long-term investments at fair value consisted of the following as of September 30, 2019 and December 31, 2018:

(Millions)	September 30, 2019	December 31, 2018
Hedge funds and private equity funds	$287.7	$301.4
Limited liability companies and private equity securities	80.7	63.6
Total other long-term investments	$368.4	$365.0
Hedge Funds and Private Equity Funds
Sirius Group holds investments in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments has been estimated using the net asset value of the funds. As of September 30, 2019, Sirius Group held investments in 9 hedge funds and 29 private equity funds. The largest investment in a single fund was $52.3 million as of September 30, 2019 and $54.8 million as of December 31, 2018.
The following table summarizes investments in hedge funds and private equity interests by investment objective and sector as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
(Millions)	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds:
Long/short multi-sector	$50.6	$—	$41.0	$—
Distressed mortgage credit	52.3	—	54.8	—
Private Credit	21.2	—	20.0	—
Other	1.5	—	2.5	—
Total hedge funds	125.6	—	118.3	—
Private equity funds:
Energy infrastructure & services	64.2	41.4	93.7	54.2
Multi-sector	10.4	7.9	9.0	0.7
Healthcare	31.9	10.8	31.7	15.6
Life settlement	25.7	—	23.7	—
Manufacturing/Industrial	27.8	3.8	23.6	10.4
Private equity secondaries	0.6	0.8	1.1	1.1
Real estate	0.3	—	0.3	—
Other	1.2	2.5	—	—
Total private equity funds	162.1	67.2	183.1	82.0
Total hedge and private equity funds included in other long-term investments	$287.7	$67.2	$301.4	$82.0

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
The following summarizes the September 30, 2019 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Redemption Frequency (Millions)	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Monthly	$—	$35.7	$—	$—	$35.7
Quarterly	0.8	—	—	—	0.8
Semi-annual	—	0.3	—	—	0.3
Annual	—	14.9	52.7	21.2	88.8
Total	$0.8	$50.9	$52.7	$21.2	$125.6
Certain of the hedge fund and private equity fund investments in which Sirius Group is invested are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund's underlying investments are liquidated. As of September 30, 2019, no distributions were outstanding from these investments. Investments in private equity funds are generally subject to a "lock-up" period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund's underlying investments.
In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors.
As of September 30, 2019, investments in private equity funds were subject to lock-up periods as follows:

(Millions)	1 - 3 years	3 – 5 years	5 – 10 years	Total
Private Equity Funds – expected lock up period remaining	$10.3	$3.3	$148.5	$162.1
Investments held on deposit or as collateral
As of September 30, 2019 and December 31, 2018 investments of $797.8 million and $792.4 million, respectively, were held in trusts required to be maintained in relation to various reinsurance agreements. Sirius Group's reinsurance operations are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits that are included within total investments totaled $817.5 million and $801.2 million as of September 30, 2019 and December 31, 2018, respectively.
As of September 30, 2019, Sirius Group held $0.2 million of collateral in the form of short-term investments associated with Interest Rate Cap agreements. (See Note 11.)
Unsettled investment purchases and sales
As of September 30, 2019 and December 31, 2018 Sirius Group reported $34.7 million and $3.2 million, respectively, in Accounts payable on unsettled investment purchases.
As of September 30, 2019 and December 31, 2018, Sirius Group reported $12.9 million and $5.0 million, respectively, in Accounts receivable on unsettled investment sales.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Fair value measurements by level
The following tables summarize Sirius Group's financial assets and liabilities measured at fair value as of September 30, 2019 and December 31, 2018 by level:

	September 30, 2019
(Millions)	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets measured at fair value
Fixed maturity investments:
U.S. Government and government agency	$162.3	$160.9	$1.4	$—
Corporate debt securities	547.7	—	547.7	—
Residential mortgage-backed securities	391.5	—	391.5	—
Asset-backed securities	507.2	—	507.2	—
Commercial mortgage-backed securities	104.6	—	104.6	—
Non-U.S. government and government agency	38.4	21.3	17.1	—
Preferred stocks	17.9	—	0.9	17.0
U.S. States, municipalities, and political subdivision	1.8	—	1.8	—
Total fixed maturity investments	1,771.4	182.2	1,572.2	17.0
Equity securities:
Investment grade fixed income mutual funds	150.9	150.9	—	—
Common stocks	231.8	231.8	—	—
Other	1.6	—	1.6	—
Total equity securities	384.3	382.7	1.6	—
Short-term investments	989.3	978.8	10.5	—
Other long-term investments(1)	80.7	—	—	80.7
Total investments	$3,225.7	$1,543.7	$1,584.3	$97.7
Derivative instruments	6.3	1.6	—	4.7
Total assets measured at fair value	$3,232.0	$1,545.3	$1,584.3	$102.4
Liabilities measured at fair value
Contingent consideration liabilities	$26.0	$—	$—	$26.0
Derivative instruments	6.9	—	—	6.9
Total liabilities measured at fair value	$32.9	$—	$—	$32.9
(1) Excludes fair value of $287.7 associated with hedge funds and private equity funds which fair value is measured using NAV practical expedient.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

	December 31, 2018
(Millions)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Fixed maturity investments:
U.S. Government and government agency	$167.9	$164.7	$3.2	$—
Corporate debt securities	695.8	—	695.8	—
Asset-backed securities	494.5	—	494.5	—
Residential mortgage-backed securities	413.5	—	413.5	—
Commercial mortgage-backed securities	115.9	—	115.9	—
Non-U.S. government and government agency	50.3	42.9	7.4	—
Preferred stocks	8.5	—	3.1	5.4
U.S. States, municipalities, and political subdivision	2.8	—	2.8	—
Total fixed maturity investments	1,949.2	207.6	1,736.2	5.4
Short-term investments	715.5	679.3	36.2	—
Equity securities:
Investment grade fixed income mutual funds	157.7	157.7	—	—
Common stocks	222.3	222.3	—	—
Total equity securities	380.0	380.0	—	—
Other long-term investments(1)	63.6	—	—	63.6
Total investments	$3,108.3	$1,266.9	$1,772.4	$69.0
Derivative instruments	4.1	—	—	4.1
Total assets measured at fair value	$3,112.4	$1,266.9	$1,772.4	$73.1
Liabilities measured at fair value
Contingent consideration liabilities	$28.8	$—	$—	$28.8
Derivative instruments	5.1	0.5	—	4.6
Total liabilities measured at fair value	$33.9	$0.5	$—	$33.4
(1) Excludes fair value of $301.4 associated with hedge funds and private equity funds which fair value is measured using NAV practical expedient.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Rollforward of Level 3 fair value measurements
The following tables present changes in Level 3 for financial instruments measured at fair value for the three months ended September 30, 2019 and September 30, 2018:

	For the three months ended September 30, 2019
(Millions)	Fixed Maturities	Other long-term investments(1)	Derivative instruments assets & (liabilities)	Contingent consideration (liabilities)
Balance at June 30, 2019	$—	$88.0	$(3.6)	$(30.8)
Total realized and unrealized gains (losses)	—	(0.3)	(2.0)	(2.1)
Foreign currency gains (losses) through Other Comprehensive Income	—	(1.0)	—	—
Purchases	17.0	—	—	—
Sales/Settlements	—	(6.0)	3.4	6.9
Balance at September 30, 2019	$17.0	$80.7	$(2.2)	$(26.0)
(1) Excludes fair value of $287.7 associated with hedge funds and private equity funds which fair value is measured using NAV practical expedient.

	For the three months ended September 30, 2018
(Millions)	Fixed Maturities	Other long-term investments(1)	Derivative instruments assets & (liabilities)	Contingent consideration (liabilities)
Balance at June 30, 2018	$6.0	$69.0	$(5.8)	$(42.8)
Total realized and unrealized gains (losses)	0.1	(1.6)	1.7	—
Foreign currency gains (losses) through Other Comprehensive Income	—	0.1	—	—
Purchases	2.4	0.2	—	—
Sales/Settlements	—	(0.2)	(0.7)	0.9
Balance at September 30, 2018	$8.5	$67.5	$(4.8)	$(41.9)
(1) Excludes fair value of $281.5 associated with hedge funds and private equity funds which fair value is measured using NAV practical expedient.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following tables present changes in Level 3 for financial instruments measured at fair value for the nine months ended September 30, 2019 and September 30, 2018:

	For the nine months ended September 30, 2019
(Millions)	Fixed Maturities	Other long-term investments(1)	Derivative instruments assets & (liabilities)	Contingent consideration (liabilities)
Balance at December 31, 2018	$5.4	$63.6	$(0.5)	$(28.8)
Total realized and unrealized gains (losses)	—	10.6	(7.7)	(4.1)
Foreign currency gains (losses) through Other Comprehensive Income	—	(1.5)	—	—
Purchases	17.0	15.8	—	—
Sales/Settlements	(5.4)	(7.8)	6.0	6.9
Balance at September 30, 2019	$17.0	$80.7	$(2.2)	$(26.0)
(1) Excludes fair value of $287.7 associated with hedge funds and private equity funds which fair value is measured using NAV practical expedient.

	For the nine months ended September 30, 2018
(Millions)	Fixed Maturities	Other long-term investments(1)	Derivative instruments assets & (liabilities)	Contingent consideration (liabilities)
Balance at December 31, 2017	$8.0	$64.2	$(6.1)	$(42.8)
Total realized and unrealized gains (losses)	(2.0)	7.7	7.3	—
Foreign currency gains (losses) through Other Comprehensive Income	—	(1.5)	—	—
Purchases	3.0	1.2	—	—
Sales/Settlements	(0.5)	(4.1)	(6.0)	0.9
Balance at September 30, 2018	$8.5	$67.5	$(4.8)	$(41.9)
(1) Excludes fair value of $281.5 associated with hedge funds and private equity funds which fair value is measured using NAV practical expedient.
Fair value measurements – transfers between levels
There were no transfers between Level 3 and Level 2 measurements during the three and nine months ended September 30, 2019 and 2018.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Significant unobservable inputs
The table below presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments as of September 30, 2019 and December 31, 2018, and includes only those instruments for which information about the inputs is reasonably available to Sirius Group, such as data from independent third-party valuation service providers and from internal valuation models.

(Millions, except share prices)	September 30, 2019
Description	Valuation Technique(s)	Fair value	Unobservable input
Private equity securities(1)	Share price of recent transaction	$32.5	Purchase share price	$40.63
Preferred stock(1)	Share price of recent transaction	$17.5	Purchase price	$7.74
Preferred stock(1)	Purchase price of recent transaction	$12.2	Purchase price	$12.2
Private equity securities(1)	Multiple of GAAP book value	$16.6	Book value multiple	1.0X
Private debt instrument(1)	Purchase price of recent transaction	$7.8	Purchase price	$9.0
Private equity securities(1)	Share price of recent transaction	$5.1	Purchase price	$7.74
Preferred stock(1)	Purchase price of recent transaction	$4.8	Purchase price	$4.8
Weather derivatives(2)	Third party appraisal	$4.0	Broker quote	$4.0
Private equity securities(1)	Purchase price of recent transaction	$1.0	Purchase price	$10.0
Equity warrants	Option pricing model	$0.7	Strike price	$0.2
Private equity securities(1)	Purchase price of recent transaction	$0.2	Purchase price	$0.2
Currency swaps(1)	Third party appraisal	$(1.2)	Broker quote	$(1.2)
Currency forwards(1)	Third party appraisal	$(5.7)	Broker quote	$(5.7)
Contingent consideration	External valuation model	$(26.0)	Discounted future payments	$(26.0)
(1) As of September 30, 2019, each asset type consists of one security.
(2) See Note 11 for discussion of derivative instruments.

(Millions, except share prices)	December 31, 2018
Description	Valuation Technique(s)	Fair value	Unobservable input
Private equity securities(1)	Share price of recent transaction	$32.5	Purchase share price	$40.63
Private equity securities(1)	Multiple of GAAP book value	$14.7	Book value multiple	0.9X
Private debt instrument(1)	Purchase price of recent transaction	$9.0	Purchase price	$9.0
Private debt instrument(1)	Purchase price of recent transaction	$6.0	Purchase price	$6.0
Preferred stock(1)	Share price of recent transaction	$4.6	Purchase price	$1.88
Weather derivatives(2)	Third party appraisal	$3.9	Broker quote	$3.9
Private equity securities(1)	Purchase price of recent transaction	$0.9	Purchase price	$1.88
Preferred stock(1)	Share price of recent transaction	$0.8	Purchase price	$0.8
Private equity securities(1)	Share price of recent transaction	$0.3	Purchase price	$10.0
Private debt instrument(1)	Purchase price of recent transaction	$0.2	Purchase price	$0.2
Interest rate cap(2)	Third party appraisal	$0.2	Broker quote	$0.2
Currency swaps(2)	Third party appraisal	$(4.6)	Broker quote	$(4.6)
Contingent consideration	External valuation model	$(28.8)	Discounted future payments	$(28.8)
(1) As of December 31, 2018, each asset type consists of one security.
(2) See Note 11 for discussion of derivative instruments.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Financial instruments disclosed, but not carried at fair value
Sirius Group uses various financial instruments in the normal course of its business. The carrying values of Cash, Accrued investment income, certain other assets, Accounts payable on unsettled investment purchases, certain other liabilities, and other financial instruments not included in the table below approximated their fair values at September 30, 2019 and December 31, 2018, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 3. The following table includes financial instruments for which the carrying value differs from the estimated fair values at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
(Millions)	Fair Value(1)	Carrying Value	Fair Value(1)	Carrying Value
Liabilities, Mezzanine equity, and Non-controlling interest:
2017 SEK Subordinated Notes	$279.8	$276.5	$309.5	$303.6
2016 SIG Senior Notes	$397.3	$393.8	$347.6	$393.2
Series B preference shares	$195.0	$236.0	$191.7	$232.2
(1) Fair value estimated by internal pricing and considered a Level 3 measurement.
Note 9. Debt and standby letters of credit facilities
Sirius Group's debt outstanding as of September 30, 2019 and December 31, 2018 consisted of the following:

(Millions)	September 30, 2019	Effective Rate(1)	December 31, 2018	Effective Rate(1)
2017 SEK Subordinated Notes, at face value	$280.2	4.0%	$307.6	3.8%
Unamortized issuance costs	(3.7)		(4.0)
2017 SEK Subordinated Notes, carrying value	276.5		303.6
2016 SIG Senior Notes, at face value	400.0	4.7%	400.0	4.7%
Unamortized discount	(2.4)		(2.6)
Unamortized issuance costs	(3.8)		(4.2)
2016 SIG Senior Notes, carrying value	393.8		393.2
Total debt	$670.3		$696.8
(1) Effective rate considers the effect of the debt issuance costs.
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
Sirius Group incurred $4.6 million in expenses related to the issuance of the 2017 SEK Subordinated Notes (including SEK 27.5 million, or $3.5 million, in underwriting fees), which have been deferred and are being recognized into interest expense over the life of the 2017 SEK Subordinated Notes. For the three months ended September 30, 2019 and 2018, Sirius Group recognized $15.9 million and $(1.6) million, respectively, of foreign currency exchange gains (loss) on the remeasurement of the 2017 SEK Subordinated Notes into USD from SEK. For the nine months ended September 30, 2019 and 2018, Sirius Group recognized $27.2 million and $26.2 million, respectively, of foreign currency exchange gains on the remeasurement of the 2017 SEK Subordinated Notes into USD from SEK.
Taking into effect the amortization of all underwriting and issuance expenses, and applicable STIBOR, the 2017 SEK Subordinated Notes yielded an effective rate of approximately 4.1% and 3.5% annualized for the three months ended September 30, 2019 and 2018, respectively. The effective rate for the nine months ended September 30, 2019 and 2018 were 4.0% and 3.5% annualized, respectively. Sirius Group recorded $3.0 million and $2.9 million of interest expense, inclusive of amortization of issuance costs on the 2017 SEK Subordinated Notes for the three months ended September 30, 2019 and 2018, respectively. Sirius Group recorded $8.9 million and $8.8 million of interest expense, inclusive of amortization of issuance costs on the 2017 SEK Subordinated Notes for the nine months ended September 30, 2019 and 2018, respectively.
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
Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the 2016 SIG Senior Notes yield an effective rate of approximately 4.7% per annum. Sirius Group recorded $4.8 million, inclusive of amortization of issuance costs on the 2016 SIG Senior Notes, for both three month periods ended September 30, 2019 and 2018. Sirius Group recorded $14.3 million of interest expense, inclusive of amortization of issuance costs on the 2016 SIG Senior Notes, for both the nine months ended September 30, 2019 and 2018.
Standby letter of credit facilities
On November 9, 2018, Sirius International Insurance Corporation ("Sirius International"), a wholly owned subsidiary of the Company, renewed two standby letter of credit facility agreements totaling $160 million to provide capital support for Lloyd's Syndicate 1945. The first letter of credit is a renewal of a $125 million facility with Nordea Bank Finland Abp, London Branch, which is issued on an unsecured basis. The second letter of credit is a $35 million facility with DNB Bank ASA, Sweden Branch, $25 million of which is issued on an unsecured basis. Each facility is renewable annually. The above referenced facilities are subject to various affirmative, negative and financial covenants that the Company considers to be customary for such borrowings, including certain minimum net worth, maximum debt to capitalization standards, and change in control provisions.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Sirius International has other secured letter of credit and trust arrangements with various financial institutions to support its insurance operations. As of September 30, 2019 and December 31, 2018, these secured letter of credit and trust arrangements were collateralized by pledged assets and assets in trust of SEK 2.9 billion and SEK 2.9 billion, respectively, or $300.5 million and $321.3 million, respectively (based on the September 30, 2019 and December 31, 2018 SEK to USD exchange rates). As of September 30, 2019 and December 31, 2018, Sirius America Insurance Company's trust arrangements were collateralized by pledged assets and assets in trust of $57.5 million and $56.2 million, respectively. As of September 30, 2019 and December 31, 2018, Sirius Bermuda's trust arrangements were collateralized by pledged assets and assets in trust of $350.6 million and $319.7 million, respectively.
Revolving credit facility
In February 2018, Sirius Group, through its indirectly wholly-owned subsidiary Sirius International Group, Ltd. entered into a three-year, $300 million senior unsecured revolving credit facility (the "Facility"). The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements and retrocessional agreements. The Facility is subject to various affirmative, negative and financial covenants that Sirius Group considers to be customary for such borrowings, including certain minimum net worth, maximum debt to capitalization, financial strength rating standards, and change in control provisions. As of September 30, 2019, there were no outstanding borrowings under the Facility.
Debt and standby letter of credit facility covenants
As of September 30, 2019, Sirius Group was in compliance with all of the covenants under the 2017 SEK Subordinated Notes, the 2016 SIG Senior Notes, the Nordea Bank Finland Abp, London Branch facility, and the DNB Bank ASA, Sweden Branch facility. In addition, as of September 30, 2019, Sirius Group was in compliance with all of the covenants under the Facility.
Interest
Total interest expense incurred by Sirius Group for its indebtedness for the three months ended September 30, 2019 and 2018 was $7.7 million and $7.6 million, respectively. Total interest expense incurred by Sirius Group for its indebtedness for the nine months ended September 30, 2019 and 2018 was $23.3 million and $23.1 million, respectively. Total interest paid by Sirius Group for its indebtedness for the three months ended September 30, 2019 and 2018 was $2.8 million and $2.9 million, respectively. Total interest paid by Sirius Group for its indebtedness for the nine months ended September 30, 2019 and 2018 was $17.7 million and $17.9 million, respectively.
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
Sirius Group reported an income tax expense (benefit) of $(3.7) million and $(6.9) million during the three months ended September 30, 2019 and 2018, respectively, on pre-tax income (loss) of $(11.3) million and $(34.6) million, respectively. Sirius Group reported an income tax expense of $15.6 million and $55.4 million during the nine months ended September 30, 2019 and 2018, respectively, on pre-tax income of $120.3 million and $169.2 million, respectively. The effective tax rate for the nine months ended September 30, 2019 was 13.0%, which was lower than the Swedish statutory rate of 21.4% (the rate at which the majority of Sirius Group's worldwide operations are taxed) primarily because of income recognized in jurisdictions with lower rates than Sweden. The effective tax rate for the nine months ended September 30, 2018 was 32.7%, which was higher than the Swedish statutory rate of 22% (the rate at which the majority of Sirius Group's worldwide operations are taxed) primarily because of non-recurring adjustments to Sirius Group's deferred tax assets which resulted from various internal restructurings and changes in Sirius Group's accounting for uncertain tax positions. In arriving at the effective tax rate for the nine month periods ended September 30, 2019 and 2018, Sirius Group forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2019 and 2018.

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
The TCJA includes a new Base Erosion and Anti-Abuse Minimum Tax ("BEAT") provision, which is essentially a minimum tax that is potentially applicable to certain otherwise deductible payments made by U.S. entities to non-U.S. affiliates, including cross-border interest payments and reinsurance premiums. The statutory BEAT rate is 10% in 2019-2025, and then rises to 12.5% in 2026 and thereafter. The TCJA also includes provisions for Global Intangible Low-Taxed Income ("GILTI") under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries. Consistent with accounting guidance, Sirius Group will treat BEAT as an in period tax charge when incurred in future periods for which no deferred taxes need to be provided and has made an accounting policy election to treat GILTI taxes in a similar manner. No provision for income taxes related to BEAT or GILTI was recorded as of September 30, 2019 and December 31, 2018.
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
Deferred tax asset, net of valuation allowance
Sirius Group's net deferred tax liability, net of the valuation allowance as of September 30, 2019 is $45.8 million. Of the $45.8 million, $33.6 million relates to net deferred tax assets in U.S. subsidiaries, $118.5 million relates to net deferred tax assets in Luxembourg subsidiaries, $13.6 million relates to net deferred tax assets in United Kingdom subsidiaries, $208.6 million relates to net deferred tax liabilities in Sweden subsidiaries, and $2.9 million relates to other net deferred tax liability.
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
As of September 30, 2019, the total reserve for unrecognized tax benefits is $59.1 million. If Sirius Group determines in the future that its reserves for unrecognized tax benefits on permanent differences and interest and penalties are not needed, the reversal of $58.9 million of such reserves as of September 30, 2019 would be recorded as an income tax benefit and would impact the effective tax rate. If Sirius Group determines in the future that its reserves for unrecognized tax benefits on temporary differences are not needed, the reversal of $0.2 million of such reserves as of September 30, 2019 would not impact the effective tax rate due to deferred tax accounting but would accelerate the payment of cash to the taxing authority. The vast majority of Sirius Group's reserves for unrecognized tax benefits on temporary differences relate to deductions for loss reserves where the timing of the deductions is uncertain.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The Swedish Tax Authority ("STA") has denied deductions claimed by two of the Company's Swedish subsidiaries in certain tax years for interest paid on intra-group debt instruments. Sirius Group has challenged the STA's denial in court based on the technical merits. In October 2018, one of the Swedish subsidiaries received an adverse decision from Sweden's Administrative Court, which Sirius Group has appealed. Sirius Group has taken into account this and other relevant developments in applicable Swedish tax law and has established a reserve for this uncertain tax position. As of September 30, 2019, the total amount of such reserve was $56.2 million.
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
Note 11. Derivatives
Interest Rate Cap
Sirius Group entered into an interest rate swap ("Interest Rate Cap") with two financial institutions where it paid an upfront premium and in return receives a series of quarterly payments based on the 3-month London Interbank Offered Rate at the time of payment. The Interest Rate Cap does not qualify for hedge accounting. Changes in fair value are recognized as unrealized gains or losses and are presented within Other revenue. The fair value of the interest rate cap has been estimated using a single broker quote and, accordingly, has been classified as a Level 3 measurement as of September 30, 2019 and December 31, 2018. Collateral held is recorded within short-term investments with an equal amount recognized as a liability to return collateral. Sirius Group's liability to return that collateral is based on the amounts provided by the counterparties and investment earnings thereon. As at September 30, 2019 and December 31, 2018, Sirius Group held collateral balances of $0.2 million and $0.3 million, respectively.
Foreign currency swaps
Sirius Group executes foreign currency swaps to manage foreign currency exposure. The foreign currency swaps have not been designated or accounted for under hedge accounting. Changes in fair value are recognized as unrealized gains or losses and are presented within Net foreign exchange gains (losses). The fair value of the foreign currency swaps has been estimated using a single broker quote and, accordingly, has been classified as a Level 3 measurement as of September 30, 2019 and December 31, 2018. Sirius Group does not provide or hold any collateral associated with the swaps.
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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Weather derivatives
Sirius Group holds assets and assumes liabilities related to weather and weather contingent risk management products. Weather and weather contingent derivative contracts are entered into with the objective of generating profits in normal climatic conditions. Accordingly, Sirius Group's weather and weather contingent derivatives are not designed to meet the criteria for hedge accounting under GAAP. Sirius Group receives payment of premium at the contract inception in exchange for bearing the risk of variations in a quantifiable weather index. Changes in fair value are recognized as unrealized gains or losses and are presented within Other revenue. The fair value of the weather derivatives was estimated using a broker quote. Because of the significance of the unobservable inputs used to estimate the fair value of Sirius Group's weather risk contracts, the fair value measurements of the contracts are deemed to be Level 3 measurements in the fair value hierarchy as of September 30, 2019 and December 31, 2018. Sirius Group does not provide or hold any collateral associated with the weather derivatives.
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
The following tables summarize information on the classification and amount of the fair value of derivatives not designated as hedging instruments within the Company's Consolidated Balance Sheets as at September 30, 2019 and December 31, 2018:

(Millions)	September 30, 2019			December 31, 2018
Derivatives not designated as hedging instruments	Notional Value	Asset derivative at fair value(1)	Liability derivative at fair value(2)	Notional Value	Asset derivative at fair value(1)	Liability derivative at fair value(2)
Interest rate cap	$250.0	$—	$—	$250.0	$0.2	$—
Foreign currency swaps	$90.0	$—	$1.2	$45.0	$—	$4.6
Foreign currency forwards	$(5.0)	$—	$5.7	$—	$—	$—
Weather derivatives	$95.5	$4.0	$—	$150.5	$3.9	$—
Equity futures contracts	$1.8	$—	$—	$—	$—	$—
Equity put options	$23.4	$1.9	$0.3	$6.2	$—	$0.5
Equity warrants	$0.7	$0.7	$—	$—	$—	$—
(1) Asset derivatives are classified within Other assets within the Company's Consolidated Balance Sheets at September 30, 2019 and December 31, 2018.
(2) Liability derivatives are classified within Other liabilities within the Company's Consolidated Balance Sheets at September 30, 2019 and December 31, 2018.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following table summarizes information on the classification and net impact on earnings, recognized in the Company's Consolidated Statements of Income relating to derivatives during the three months and nine months ended September 30, 2019 and 2018:

(Millions)		For the three months ended September 30,		For the nine months ended September 30,
Derivatives not designated as hedging instruments	Classification of gains (losses) recognized in earnings	2019	2018	2019	2018
Interest rate cap	Other revenues	$—	$—	$(0.2)	$0.2
Foreign currency swaps	Net foreign exchange gains	$3.7	$(0.1)	$6.1	$2.9
Foreign currency forwards	Net foreign exchange gains (losses)	$(7.8)	$—	$(10.8)	$—
Weather derivatives	Other revenues	$1.9	$1.8	$(3.6)	$4.2
Equity futures contracts	Net realized investment gains (losses)	$0.1	$—	$(0.7)	$—
Equity futures contracts	Net unrealized investment gains	$(0.5)	$—	$(0.6)	$—
Equity put options	Net realized investment gains (losses)	$(0.8)	$—	$(0.8)	$—
Equity put options	Net unrealized investment gains	$0.7	$—	$0.2	$—
Equity warrants	Net unrealized investment gains	$0.3	$—	$0.7	$—
Note 12. Share-based compensation
Sirius Group's employee compensation plans include grants for various types of share-based and non-share-based compensation awards to key employees of Sirius Group. As at September 30, 2019, Sirius Group's share-based compensation awards consist of performance shares units, restricted share units, restricted stock and options.
For the three and nine months ended September 30, 2019, Sirius Group granted members of the Board of Directors of the Company 2,424 restricted shares and 37,039 restricted shares, respectively. For the three months ended September 30, 2019, Sirius Group granted 7,059 performance share units, 16,471 restricted share units, and 2,424 restricted shares. For the nine months ended September 30, 2019, Sirius Group granted 408,370 performance share units, 1,428,185 restricted share units, 1,374,944 officer stock options and 37,039 restricted shares.
During the three months ended September 30, 2019, Sirius Group employees forfeited 43,230 performance share units and 25,936 restricted share units. During the nine months ended September 30, 2019, Sirius Group employees forfeited 57,565 performance share units and 71,988 restricted share units.
As at September 30, 2019 there were $27.1 million of unrecognized share-based compensation costs, which are expected to be recognized over the next two to three years. There were no unrecognized share-based compensation costs as at September 30, 2018.
Note 13. Common shareholder's equity, mezzanine equity, and non-controlling interests
Common shareholder's equity
The authorized share capital of the Company consists of 500,000,000 Common shares, $0.01 par value per share, and 100,000,000 Preference shares, $0.01 par value per share.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following table presents changes in the Company's issued and outstanding Common shares as of September 30, 2019 and 2018, respectively:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2019	2018	2019	2018
Common shares:
Shares issued and outstanding, beginning of period	115,296,918	120,000,000	115,151,251	120,000,000
Issuance of shares to directors and employees	2,424	—	148,091	—
Shares issued and outstanding, end of period	115,299,342	120,000,000	115,299,342	120,000,000
Dividends
The Company did not pay dividends to common shareholders during the three and nine months ended September 30, 2019 and 2018.
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
The Company adjusts the carrying value of the Series B preference shares to equal the redemption value at the end of each reporting period. At September 30, 2019 and December 31, 2018, the balance of the Series B preference shares was $236.0 million and $232.2 million, respectively.
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
Non-controlling interests
Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated entities and are presented separately on the balance sheet. At September 30, 2019 and December 31, 2018 Sirius Group's balance sheet included $3.4 million and $1.7 million, respectively, in non-controlling interests.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following tables show the change in non-controlling interest for the three months and nine months ended September 30, 2019 and 2018:

(Millions)	For the three months ended September 30, 2019	For the three months ended September 30, 2018
Non-controlling interests, beginning of the period	$3.0	$1.0
Net income attributable to non-controlling interests	0.4	0.3
Other, net	—	(0.2)
Non-controlling interests, end of the period	$3.4	$1.1

(Millions)	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
Non-controlling interests, beginning of the period	$1.7	$0.2
Net income attributable to non-controlling interests	1.6	0.9
Other, net	0.1	—
Non-controlling interests, end of the period	$3.4	$1.1
Alstead Re
As of September 30, 2019 and December 31, 2018, Sirius Group recorded non-controlling interest of $3.3 million and $1.7 million, respectively, in Alstead Re Insurance Company ("Alstead Re"). (See Note 16.)
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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following table sets forth the computation of basic and diluted earnings per common share for the three months and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30,		For the nine months ended September 30,
(Millions, except share and per share information)	2019	2018	2019	2018
Basic earnings per share
Numerator:
Net income	$(7.6)	$(27.7)	$104.7	$113.8
Less: Income attributable to non-controlling interests	(0.4)	(0.3)	(1.6)	(0.9)
Less: Change in carrying value of Series B preference shares	5.3	—	(3.9)	—
Less: Accrued dividends on Series A redeemable preference shares	—	—	—	(2.6)
Net income available for dividends out of undistributed earnings	$(2.7)	$(28.0)	$99.2	$110.3
Less: Earnings attributable to Series B preference shares	—	—	(9.3)	—
Less: Earnings attributable to Series A redeemable preference shares	—	—	—	(4.5)
Net income available to Sirius Group common shareholders	$(2.7)	$(28.0)	$89.9	$105.8
Denominator:
Weighted average shares outstanding for basic earnings per share	115,251,853	120,000,000	115,225,942	120,000,000
Basic earnings per share	$(0.02)	$(0.23)	$0.78	$0.88
Diluted earnings per share
Numerator:
Net income available to Sirius Group common shareholders	$(2.7)	$(28.0)	$89.9	$105.8
Add: Change in carrying value of Series B preference shares	(5.3)	—	—	—
Net income available to Sirius Group common shareholders on a diluted basis	$(8.0)	$(28.0)	$89.9	$105.8
Denominator:
Weighted average shares outstanding for basic earnings per share	115,251,853	120,000,000	115,225,942	120,000,000
Add: Series B preference shares	11,901,670	—	—	—
Add: Unvested performance share units and restricted share units	—	—	393,280	—
Weighted average shares outstanding for diluted earnings per share(1)	127,153,523	120,000,000	115,619,222	120,000,000
Diluted earnings per share	$(0.06)	$(0.23)	$0.78	$0.88
(1)For the three months ended September 30, 2019, there were a total of 19,537,270 potentially dilutive securities excluded from the calculation of Diluted earnings per share. For the nine months ended September 30, 2019, there were a total of 31,045,660 potentially dilutive securities excluded from the calculation of Diluted earnings per share. As at September 30, 2018, there were no potentially dilutive securities excluded from the calculation of Diluted earnings per share.
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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following table presents the components of Other long-term investments as of September 30, 2019 and December 31, 2018:

(Millions)	September 30, 2019	December 31, 2018
Equity method eligible unconsolidated entities, at fair value	$143.5	$169.4
Other unconsolidated investments, at fair value(1)	224.9	195.6
Total Other long-term investments(2)	$368.4	$365.0
(1)Includes Other long-term investments that are not equity method eligible.
(2)There were no investments accounted for using the equity method as of September 30, 2019 and December 31, 2018
Equity method eligible unconsolidated entities, at fair value
Sirius Group has elected the fair value option to account for its equity method eligible investments accounted for as part of Other long-term investments for consistency of presentation with the rest of its investment portfolio. The following table presents Sirius Group's investments in equity method eligible unconsolidated entities as of September 30, 2019 and December 31, 2018 with ownership interest greater than 20%:

	Ownership interest at
Investee	September 30, 2019	December 31, 2018	Instrument Held
BE Reinsurance Limited	25.0%	25.0%	Common shares
BioVentures Investors (Offshore) IV LP	73.0%	73.0%	Units
Camden Partners Strategic Fund V (Cayman), LP	36.3%	36.4%	Units
NEC Cypress Buyer LLC(1)	13.3%	13.3%	Units
New Energy Capital Infrastructure Credit Fund LP	23.3%	22.9%	Units
New Energy Capital Infrastructure Offshore Credit Fund LP	56.2%	54.9%	Units
Scion G7, LP	28.8%	28.8%	Units
Tuckerman Capital V LP	48.2%	47.6%	Units
Tuckerman Capital V Co-Investment I LP	47.7%	47.7%	Units
(1)The ownership percentage of NEC Cypress Buyer LLC is less than 20% at September 30, 2019 and December 31, 2018, but is included in the table as it is a subsidiary investment within the New Energy Capital Credit Funds, which are equity method eligible.
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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Sirius Group has determined that Alstead Re is a VIE for which Sirius Group is the primary beneficiary and is required to consolidate it. The following table presents Alstead Re's assets and liabilities, as classified in the Consolidated Balance Sheets as at September 30, 2019 and December 31, 2018:

(Millions)	September 30, 2019	December 31, 2018
Assets:
Fixed maturity investments, trading at fair value	$3.9	$4.0
Short-term investments, at fair value	0.5	0.3
Cash	0.1	0.2
Total investments	4.5	4.5
Insurance and reinsurance premiums receivable	(0.3)	0.1
Funds held by ceding companies	4.6	3.7
Deferred acquisition costs	0.3	5.2
Other assets	0.1	0.9
Total assets	$9.2	$14.4
Liabilities
Loss and loss adjustment expense reserves	$0.8	$4.6
Unearned insurance and reinsurance premiums	0.6	3.7
Other liabilities	0.1	—
Total liabilities	$1.5	$8.3
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
The following table presents total assets of unconsolidated VIEs in which Sirius Group holds a variable interest, as well as the maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(Millions)	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total
September 30, 2019
Other long-term investments(1)	$278.8	$114.2	$17.9	$132.1
Total at September 30, 2019	$278.8	$114.2	$17.9	$132.1
December 31, 2018
Other long-term investments(1)	$209.1	$103.1	$32.0	$135.1
Total at December 31, 2018	$209.1	$103.1	$32.0	$135.1
(1)Comprised primarily of hedge funds and private equity funds.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Note 17. Transactions with related parties
(Re)insurance contracts
In the normal course of business, Sirius Group enters into insurance and reinsurance contracts with certain of its insurance and MGU affiliates, or their subsidiaries. During the three and nine months ended September 30, 2019, these contracts resulted in gross written premiums of $21.7 million and $70.7 million, respectively. During the three and nine months ended September 30, 2018, these contracts resulted in gross written premiums of $14.0 million and $52.2 million, respectively. As at September 30, 2019 and December 31, 2018, Sirius Group had total receivables due from affiliates of $24.1 million and $14.3 million, respectively. As at September 30, 2019 Sirius Group had total payables due to affiliates of $0.4 million. At December 31, 2018, Sirius Group did not have any payables due to affiliates.
Other
Meyer "Sandy" Frucher ("Mr. Frucher") is the Company's Interim Chairman of the board of directors and is also Vice Chairman of Nasdaq, Inc. ("Nasdaq"). The Company is traded on the Nasdaq Global Select Market and has business transactions that are related to its listing on the exchange under the normal course of business. (See Note 3.) On October, 21, 2019, Nasdaq announced Mr. Frucher will conclude his tenure as Vice Chairman of Nasdaq and will assume the role of Strategic Advisor, effective January 1, 2020.
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
Leases
Sirius Group leases office space and equipment under various noncancelable operating lease agreements. The average life of the office leases is 7 years and the equipment leases is 3 years.
During the three and nine months ended September 30, 2019, Sirius Group recognized operating lease expense of $3.4 million and $9.3 million, respectively, including property taxes and routine maintenance expense as well as rental expenses related to short term leases. As at September 30, 2019, Sirius Group had $28.8 million operating lease right-of-use assets included in Other assets. As at September 30, 2019, Sirius Group had $30.7 million operating lease liability included in Other liabilities.
The following table presents the lease balances within the Consolidated Balance Sheets as at September 30, 2019:

(millions)	Balance Sheet Classification	September 30, 2019
Operating lease right-of-use assets	Other assets	$28.8
Current lease liabilities	Other liabilities	$8.5
Non-current lease liabilities	Other liabilities	$22.2

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following table presents weighted average remaining lease term and weighted average discount rate as at September 30, 2019:

Weighted average lease term (years) as at September 30, 2019
Leased offices	7 years
Leased equipment	3 years
Weighted average discount rate:
Leased offices	3.7%
Leased equipment	3.4%
The following table presents future annual minimum rental payments required under non-cancellable leases and the present value discount to arrive at total lease liability as at September 30, 2019:

(Millions)	Future Payments
2019	$2.5
2020	9.0
2021	7.8
2022	6.9
2023	4.3
2024 and after	2.8
Total future annual minimum rental payments as at September 30, 2019	33.3
Less: present value discount	(2.6)
Total lease liability as at September 30, 2019	$30.7
As of September 30, 2019, the Company's future operating lease obligations that have not yet commenced are immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis ("MD&A") of the Company's unaudited consolidated results of operations for the three and nine months ended September 30, 2019 and 2018 and the Company's consolidated financial condition, liquidity and capital resources as of September 30, 2019 and December 31, 2018. This discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2018 (our "2018 Annual Report"), filed with the Securities and Exchange Commission ("SEC") on March 14, 2019, and the Company's Unaudited Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP").
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

Executive Summary
Three Months Ended September 30, 2019 and 2018
Sirius Group ended the third quarter of 2019 with net (loss) attributable to common shareholders of $(3) million. Basic earnings per share was $(0.02) and diluted earnings per common share of $(0.06). This compares to net (loss) attributable to common shareholders of $(28) million and basic and diluted earnings per common share of $(0.23) for the third quarter of 2018. The increase was primarily due to higher net realized and unrealized investment gains, partially offset by higher catastrophe losses and net unfavorable prior year loss reserve development. During the three months ended September 30, 2019, Sirius Group recorded catastrophe losses, net of reinsurance and reinstatement premiums, of $109 million compared to $77 million for the three months ended September 30, 2018. Catastrophe losses, net of reinsurance and reinstatement premiums, for the three months ended September 30, 2019 included $52 million for Typhoon Faxai and $44 million for Hurricane Dorian whereas catastrophe losses, net of reinsurance and reinstatement premiums, for the three months ended September 30, 2018 included $48 million for Typhoon Jebi, $9 million for Hurricane Florence, and $7 million for the Kerala Floods. Our Faxai loss estimate implies an industry loss of around $9 billion and our Dorian loss estimate is consistent with an industry loss of $8.5 billion. The three months ended September 30, 2019 included $6 million of net unfavorable prior year loss reserve development compared to $10 million of net favorable prior year loss reserve development for the three months ended September 30, 2018.
Sirius Group's combined ratio was 123% for the three months ended September 30, 2019 compared to 111% for the three months ended September 30, 2018. The increase in the combined ratio from the prior period was driven primarily by higher catastrophe losses, higher current accident year losses, and net unfavorable prior year loss reserve development. Sirius Group's combined ratio included 29 points of catastrophe losses for the three months ended September 30, 2019 compared to 24 points for the three months ended September 30, 2018. The combined ratio for the three months ended September 30, 2019 was impacted by 2 points of net unfavorable prior year loss reserve development compared to 3 points of net favorable prior year loss reserve development for the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 and 2018
Sirius Group ended the first nine months of 2019 with net income attributable to common shareholders of $99 million and basic and diluted earnings per common share of $0.78. This compares to net income attributable to common shareholders of $110 million and basic and diluted earnings per common share of $0.88 for the nine months ended September 30, 2018. The decrease was primarily due to net unfavorable prior year loss reserve development and higher catastrophe losses, partially offset by higher net realized and unrealized investment gains. The nine months ended September 30, 2019 included $87 million of net unfavorable prior year loss reserve development compared to $23 million of net favorable prior year loss reserve development for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, Sirius Group recorded catastrophe losses, net of reinsurance and reinstatement premiums, of $119 million compared to $80 million for the nine months ended September 30, 2018.
Sirius Group's combined ratio was 107% for the nine months ended September 30, 2019 compared to 94% for the nine months ended September 30, 2018. The increase in the combined ratio was driven primarily by net unfavorable prior year loss reserve development, higher catastrophe losses, and higher current accident year losses in the Specialty & Casualty segment. The combined ratio for the nine months ended September 30, 2019 was impacted by 8 points of net unfavorable prior year loss reserve development compared to 3 points of net favorable prior year loss reserve development for the nine months ended September 30, 2018. Sirius Group's combined ratio included 11 points of catastrophe losses for the nine months ended September 30, 2019 compared to 9 points for the nine months ended September 30, 2018.
Book Value Per Common Share
Sirius Group ended the first nine months of 2019 with book value per common share of $15.11 compared to $14.80 as of December 31, 2018, an increase of 2.1% due to comprehensive income of $34 million recognized for the nine months ended September 30, 2019. Total common shareholders' equity at the end of the third quarter of 2019 was $1,743 million compared to $1,704 million as of December 31, 2018.
Return On Equity
Return On Equity ("ROE"), calculated by dividing Net (loss) income attributable to Sirius Group's common shareholders for the period by beginning common shareholders' equity, was (0.2)% for the three months ended September 30, 2019 compared to (1.4)% for the three months ended September 30, 2018 due to a lower net (loss) recognized.
ROE was 5.8% for each of the nine months ended September 30, 2019 and 2018.
Adjusted Book Value Per Share
Sirius Group ended the first nine months of 2019 with Adjusted book value per share, which assumes that the Series B preference shares will convert into common shares on a one-for-one basis, and also incorporates the impact of dilution arising from share-based compensation programs, of $15.47 compared to $15.24 as of December 31, 2018, an increase of 1.5% due to the comprehensive income recognized. For the nine months ended September 30, 2019, Adjusted book value and Adjusted book value per share include the earned effects of share-based compensation awards issued during 2019.
See "Non-GAAP Financial Measures" for an explanation and calculation of Adjusted book value and Adjusted book value per share.
Adjusted Tangible Book Value Per Share
Sirius Group ended the first nine months of 2019 with Adjusted tangible book value per share, which is derived by subtracting Goodwill, Intangible assets, and Net deferred tax liability on intangible assets from Adjusted book value, and also incorporates the impact of dilution arising from share-based compensation programs, of $11.10 compared to $10.76 as of December 31, 2018, an increase of 3.2% due to the comprehensive income recognized.
See "Non-GAAP Financial Measures" for an explanation and calculation of Adjusted tangible book value and Adjusted tangible book value per share.

Operating (loss) income attributable to common shareholders
For the three months ended September 30, 2019, Operating (loss) attributable to common shareholders was $(65) million compared to $(21) million for the three months ended September 30, 2018, primarily due to a higher net underwriting (loss) recognized in the third quarter of 2019.
For the nine months ended September 30, 2019, Operating (loss) income attributable to common shareholders was $(66) million compared to $50 million for the nine months ended September 30, 2018, primarily due to the net underwriting (loss) recognized for the nine months ended September 30, 2019.
See "Non-GAAP Financial Measures" for an explanation and calculation of Operating (loss) income attributable to common shareholders.

Consolidated Results of Operations – Three and Nine Months Ended September 30, 2019 and 2018
(Expressed in millions of U.S. dollars, except ratios, share and per share information)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues
Gross written premiums	$413.7	$398.0	$1,523.1	$1,518.2
Net written premiums	$322.3	$305.7	$1,208.8	$1,095.4
Net earned insurance and reinsurance premiums	$374.2	$321.1	$1,056.8	$914.5
Net investment income	22.8	21.8	67.3	51.8
Net realized investment gains	15.3	3.9	39.9	8.0
Net unrealized investment gains (losses)	53.9	(11.7)	143.4	29.0
Net foreign exchange gains (losses)	4.9	(0.4)	9.4	21.7
Other revenue	16.3	17.0	51.3	96.0
Total revenues	487.4	351.7	1,368.1	1,121.0
Expenses
Loss and loss adjustment expenses ("LAE")	348.6	260.4	810.5	552.8
Insurance and reinsurance acquisition expenses	75.1	59.2	215.4	189.0
Other underwriting expenses	35.4	35.7	106.2	117.1
General and administrative expenses	28.0	19.5	80.6	58.0
Intangible asset amortization expenses	3.9	3.9	11.8	11.8
Interest expense on debt	7.7	7.6	23.3	23.1
Total expenses	498.7	386.3	1,247.8	951.8
Pre-tax (loss) income	(11.3)	(34.6)	120.3	169.2
Income tax benefit (expense)	3.7	6.9	(15.6)	(55.4)
Net (loss) income	(7.6)	(27.7)	104.7	113.8
Income attributable to non-controlling interests	(0.4)	(0.3)	(1.6)	(0.9)
Net (loss) income attributable to Sirius Group	(8.0)	(28.0)	103.1	112.9
Change in carrying value of Series B preference shares	5.3	—	(3.9)	—
Accrued dividends on Series A redeemable preference shares	—	—	—	(2.6)
Net (loss) income attributable to Sirius Group's common shareholders	$(2.7)	$(28.0)	$99.2	$110.3
Comprehensive (loss) income
Net (loss) income	$(7.6)	$(27.7)	$104.7	$113.8
Other comprehensive (loss) income, net of tax
Change in foreign currency translation, net of tax	(42.3)	4.7	(69.0)	(57.2)
Total other comprehensive (loss) income	(42.3)	4.7	(69.0)	(57.2)
Comprehensive (loss) income	(49.9)	(23.0)	35.7	56.6
Income attributable to non-controlling interests	(0.4)	(0.3)	(1.6)	(0.9)
Comprehensive (loss) income attributable to Sirius Group	$(50.3)	$(23.3)	$34.1	$55.7
Ratios:
Loss ratio(1)	93.2%	81.1%	76.7%	60.4%
Acquisition expense ratio(2)	20.1%	18.4%	20.4%	20.7%
Other underwriting expense ratio(3)	9.5%	11.1%	10.0%	12.8%
Combined ratio(4)	122.8%	110.6%	107.1%	93.9%
Selected financial data:
Basic earnings per common share and common shares equivalent	$(0.02)	$(0.23)	$0.78	$0.88
Diluted earnings per common share and common shares equivalent	$(0.06)	$(0.23)	$0.78	$0.88
Basic weighted average number of common shares and common share equivalents outstanding	115,251,853	120,000,000	115,225,942	120,000,000
Diluted weighted average number of common shares and common share equivalents outstanding	127,153,523	120,000,000	115,619,222	120,000,000
Return on equity(5)	(0.2)%	(1.4)%	5.8%	5.8%
Operating (loss) income attributable to common shareholders(6)	$(65.4)	$(21.4)	$(65.9)	$50.0

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
(5) Return on equity is calculated by dividing Net (loss) income attributable to Sirius Group's common shareholders for the period by beginning common shareholders' equity.
(6) Operating (loss) income attributable to common shareholders is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for an explanation and calculation of Operating (loss) income attributable to common shareholders.

	As of September 30, 2019	As of December 31, 2018
Selected balance sheet data:
Book value per common share (1)	$15.11	$14.80
Adjusted book value per share (2)	$15.47	$15.24
Adjusted tangible book value per share (2)	$11.10	$10.76
(1) Book value per common share is calculated by dividing Total common shareholders' equity by the total number of Common shares outstanding.
(2) Adjusted book value per share and Adjusted tangible book value per share are non-GAAP financial measures. See "Non-GAAP Financial Measures" for an explanation and calculation of Adjusted book value per share and Adjusted tangible book value per share.
Three and Nine Months Ended September 30, 2019 and 2018
Gross written premiums – Gross written premiums for the three months ended September 30, 2019 were $414 million, an increase of $16 million or 4% compared to gross written premiums of $398 million for the three months ended September 30, 2018, with Specialty & Casualty up 57%, Global A&H up 17%, and Global Property down 25%. Absent the effect of a single fronting arrangement within the Global Property segment, gross written premiums increased 9% compared to the prior period. See "Results of Reportable Segments" below.
Gross written premiums for the nine months ended September 30, 2019 were $1,523 million, an increase of $5 million or 0.3% compared to gross written premiums of $1,518 million for the nine months ended September 30, 2018, with Specialty & Casualty up 34%, Global A&H up 23%, and Global Property down 18%. Absent the effect of a single fronting arrangement within the Global Property segment, gross written premiums increased 7% compared to the prior period. See "Results of Reportable Segments" below.
Net written premiums – Net written premiums for the three months ended September 30, 2019 were $322 million, an increase of $16 million or 5% compared to net written premiums of $306 million for the three months ended September 30, 2018, with Specialty & Casualty up 55%, Global A&H up 19%, and Global Property down 28%. See "Results of Reportable Segments" below.
Net written premiums for the nine months ended September 30, 2019 were $1,209 million, an increase of $114 million or 10% compared to net written premiums of $1,095 million for the nine months ended September 30, 2018, with Specialty & Casualty up 36% Global A&H up 26%, and Global Property down 6%. See "Results of Reportable Segments" below.
Net earned insurance and reinsurance premiums – Net earned insurance and reinsurance premiums for the three months ended September 30, 2019 were $374 million, an increase of $53 million or 17% compared to net earned premiums of $321 million for the three months ended September 30, 2018, with Specialty & Casualty up 71%, Global A&H up 28% and Global Property down 8%. See "Results of Reportable Segments" below.
Net earned insurance and reinsurance premiums for the nine months ended September 30, 2019 were $1,057 million, an increase of $142 million or 16% compared to net earned premiums of $915 million for the nine months ended September 30, 2018, with Specialty & Casualty up 56%, Global A&H up 28%, and Global Property down 3%. See "Results of Reportable Segments" below.

Net investment income, Net realized investment gains, Net unrealized investment gains (losses) and Net foreign exchange gains (losses) – Net investment income increased 5% to $23 million for the three months ended September 30, 2019 from $22 million for the three months ended September 30, 2018. Sirius Group reported net realized investment gains of $15 million for the three months ended September 30, 2019, which included $14 million of net realized foreign currency gains, compared to net realized investment gains of $4 million for the three months ended September 30, 2018, which included $5 million of net realized foreign currency gains. Net unrealized investment gains were $54 million for the three months ended September 30, 2019, which included $34 million of net unrealized foreign currency gains, compared to net unrealized investment (losses) of $(12) million for the three months ended September 30, 2018, which included $(6) million of net unrealized foreign currency losses. See "Summary of Investment Results" below. Additionally, Sirius Group recorded $5 million of non-investment related foreign exchange gains for the three months ended September 30, 2019 compared to less than $(1) million of non-investment related foreign exchange (losses) for the three months ended September 30, 2018. Included in the amount for the three months ended September 30, 2019 is $16 million of favorable currency movement compared to $(2) million of unfavorable currency movement for the three months ended September 30, 2018 on the 2017 SEK Subordinated Notes. See "Foreign Currency Translation" below.
Net investment income increased 29% to $67 million for the nine months ended September 30, 2019 from $52 million for the nine months ended September 30, 2018 due primarily to a higher interest rate environment. Sirius Group reported net realized investment gains of $40 million for the nine months ended September 30, 2019, which included $35 million of net realized foreign currency gains, compared to net realized investment gains of $8 million for the nine months ended September 30, 2018, which included $11 million of net realized foreign currency gains. Net unrealized investment gains were $143 million for the nine months ended September 30, 2019, which included $52 million of net unrealized foreign currency gains, compared to net unrealized investment gains of $29 million for the nine months ended September 30, 2018, which included $43 million of net unrealized foreign currency gains. See "Summary of Investment Results" below. Additionally, Sirius Group recorded $9 million of non-investment related foreign exchange gains for the nine months ended September 30, 2019 compared to $22 million of non-investment related foreign exchange gains for the nine months ended September 30, 2018. Included in the nine months ended September 30, 2019 amount is $27 million of favorable currency movement compared to $26 million of favorable foreign currency movement for the nine months ended September 30, 2018 on the 2017 SEK Subordinated Notes. See "Foreign Currency Translation" below.
Other revenue – Other revenue decreased to $16 million for the three months ended September 30, 2019 from $17 million for the three months ended September 30, 2018.
Other revenue decreased to $51 million for the nine months ended September 30, 2019 from $96 million for the nine months ended September 30, 2018. The decrease in other revenue was primarily attributable to management's estimate of a right of indemnification against a third party in connection with an uncertain tax position that was recorded in other revenue in the second quarter of 2018.
Loss and loss adjustment expenses – Loss and loss adjustment expenses increased 34% to $349 million for the three months ended September 30, 2019 from $260 million for the three months ended September 30, 2018 primarily due to higher catastrophe losses, net unfavorable prior year loss reserve development, and increased net earned insurance and reinsurance premiums for the three months ended September 30, 2019. See "Results of Reportable Segments" below.
Loss and loss adjustment expenses increased 47% to $811 million for the nine months ended September 30, 2019 from $553 million for the nine months ended September 30, 2018 primarily due to net unfavorable prior year loss reserve development, higher catastrophe losses, and increased net earned insurance and reinsurance premiums for the nine months ended September 30, 2019. See "Results of Reportable Segments" below.
Insurance and reinsurance acquisition expenses – Insurance and reinsurance acquisition expenses increased 27% to $75 million for the three months ended September 30, 2019 from $59 million for the three months ended September 30, 2018 primarily due to an increase in net earned insurance and reinsurance premiums for Specialty & Casualty and Global A&H for the three months ended September 30, 2019. See "Results of Reportable Segments" below.
Insurance and reinsurance acquisition expenses increased 14% to $215 million for the nine months ended September 30, 2019 from $189 million for the nine months ended September 30, 2018 primarily due to an increase in net earned insurance and reinsurance premiums and higher acquisition expenses for Specialty & Casualty and Global A&H partially offset by lower acquisition expenses for Global Property, primarily due to business mix, for the nine months ended September 30, 2019. See "Results of Reportable Segments" below.
Other underwriting expenses – Other underwriting expenses decreased 3% to $35 million for the three months ended September 30, 2019 from $36 million for the three months ended September 30, 2018. See "Results of Reportable Segments" below.

Other underwriting expenses decreased 9% to $106 million for the nine months ended September 30, 2019 from $117 million for the nine months ended September 30, 2018 primarily due to lower variable incentive compensation expense. See "Results of Reportable Segments" below.
General and administrative expenses – General and administrative expenses increased 40% to $28 million for the three months ended September 30, 2019 from $20 million for the three months ended September 30, 2018 primarily due to an increase in professional fees.
General and administrative expenses increased 40% to $81 million for the nine months ended September 30, 2019 from $58 million for the nine months ended September 30, 2018 primarily due to an increase in expenses related to IMG and professional fees.
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
Sirius Group maintains an equity portfolio that consists of equity securities and other long-term investments, including hedge funds, private equity funds and direct investments in privately held common equity securities investments. From time to time, Sirius may also invest in exchange-traded funds ("ETFs") and mutual funds. For return purposes, investments in fixed-income ETFs and mutual funds are included in the fixed income results and excluded from equity portfolio results. Returns exclude the impact of third-party currency forwards and/or swaps.
A summary of Sirius Group's total pre-tax net investment results and performance metrics for the three and nine months ended September 30, 2019 and 2018, respectively, follows:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2019	2018	2019	2018
Pre-tax investment results
Net investment income	$22.8	$21.8	$67.3	$51.8
Net realized and unrealized investment gains (losses) (1)	69.2	(11.5)	183.3	47.0
Change in foreign currency translation on investments recognized through other comprehensive income(2)	(67.8)	6.4	(109.6)	(92.6)
Net pre-tax investment gains	$24.2	$16.7	$141.0	$6.2
(1) Includes foreign exchange gains (losses) for the three months ended September 30, 2019 and 2018 of $47.9 million and $(4.5) million, respectively, and for the nine months ended September 30, 2019 and 2018 of $86.2 million and $63.8 million, respectively.
(2) Excludes non-investment related foreign exchange gains (losses) for the three months ended September 30, 2019 and 2018 of $4.9 million and $(1.7) million, respectively, and for the nine months ended September 30, 2019 and 2018 of $9.4 million and $35.4 million, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Performance metrics
Total fixed income investment returns:
In U.S. dollars	0.4%	0.6%	2.8%	0.2%
In local currencies	0.8%	0.5%	3.4%	1.0%
Bloomberg Barclays US Agg 1-3 Year Total Return Value Unhedged USD	0.7%	0.3%	3.4%	0.4%
OMX Stockholm OMRX Total Bond Index	0.6%	(0.5)%	2.6%	0.6%
Bloomberg Barclays Pan-European Aggregate: Corp 1-3 Years Total Return	0.3%	0.1%	1.8%	0.4%
Total equity securities and other long-term investments returns:
In U.S. dollars	2.4%	0.5%	11.7%	2.1%
In local currencies	2.8%	0.5%	11.5%	3.3%
S&P 500 Index (total return)	1.7%	7.7%	20.6%	10.6%
Total consolidated portfolio
In U.S. dollars	0.8%	0.6%	4.4%	0.4%
In local currencies	1.2%	0.5%	4.8%	1.3%
Three and nine months ended September 30, 2019 and 2018
Sirius Group's pre-tax total gross return on invested assets was 0.8% for the three months ended September 30, 2019 compared to 0.6% for the three months ended September 30, 2018. The result for the three months ended September 30, 2019 included foreign currency (losses) on investments, which decreased the total pre-tax return by (0.4)%. The 2018 result included foreign currency gains on investments, which increased the total pre-tax return by 0.1%. The currency (loss) for the third quarter of 2019 was generated mainly from our Swedish kronor, Euro, and Canadian dollar holdings as these currencies weakened by (5.7)%, (4.4)%, and (1.1)%, respectively, versus the U.S. dollar. The currency gains for the third quarter of 2018 were generated mainly from our Swedish kronor holdings as this currency strengthened 0.5%, versus the U.S. dollar.
For the nine months ended September 30, 2019, Sirius Group's pre-tax total gross return on invested assets was 4.4% versus 0.4% for the same period in 2018. Currency reduced the nine months ended September 30, 2019 investment result by (0.4)%. The investment result for the nine months ended September 30, 2018 was adversely impacted by the strengthening of the U.S. dollar which reduced our return by (0.9)%.
Net investment income was $23 million for the three months ended September 30, 2019 compared to $22 million for the three months ended September 30, 2018. Net investment income was $67 million for the nine months ended September 30, 2019 compared to $52 million for the nine months ended September 30, 2018. The increase for the nine months ended September 30, 2019 was driven by higher earned income from our fixed income securities and other long term investments; in addition, the increase for the nine months ended September 30, 2019 was driven by a higher interest rate environment at the time of reinvestment.
Net realized and unrealized investment gains (losses), excluding foreign currency, were $21 million for the three months ended September 30, 2019 compared to $(7) million for the three months ended September 30, 2018. For the nine months ended September 30, 2019, net realized and unrealized investment gains (losses), excluding foreign currency, were $97 million compared to $(17) million for the nine months ended September 30, 2018. The increase in both periods was driven by unrealized investment gains consistent with overall market performance.
Fixed income results (including short-term investments)
As of September 30, 2019, the fixed income portfolio duration was approximately 1.6 years compared to 1.7 years as of December 31, 2018. The average credit quality of the fixed income portfolio, including short term investments, was AA at September 30, 2019 which is unchanged from December 31, 2018. As of September 30, 2019 and December 31, 2018, Sirius Group held $324 million and $361 million, respectively, of non-U.S. denominated fixed income securities.

The fixed income portfolio gained 0.4% on a U.S. dollar basis and 0.8% in local currencies for the three months ended September 30, 2019. Our U.S. portfolio returned 0.9% versus the Barclays 1-3 Year Aggregate ("BarcAg1-3") of 0.7%. Our non-U.S. portfolio returned 0.1% in local currencies, which compares to the OMX Stockholm OMRX Total Return Bond Index ("OMRX") of 0.6% and the Bloomberg Barclays Pan-European Aggregate: Corp 1-3 Years Total Return ("BarcAg1-3 EUR") of 0.3%. The fixed income portfolio returned 0.6% on a U.S. dollar basis and returned 0.5% in local currencies for the three months ended September 30, 2018. Our U.S. portfolio returned 0.6% versus the BarcAg1-3 of 0.3%. Our non-U.S. portfolio returned 0.0% in local currencies which compares to the OMRX of (0.5)%.
The fixed income portfolio gained 2.8% on a U.S. dollar basis and 3.4% in local currencies for the nine months ended September 30, 2019. Our U.S. portfolio returned 3.7% versus the BarcAg1-3 of 3.4%. Our non-U.S. portfolio returned 0.9% in local currencies which compares to the OMRX of 2.6% and the BarcAg1-3 EUR of 1.8%. For the three and nine months ended September 30, 2019, the duration of the comparative indices was longer versus our portfolio. The lower duration of our portfolio adversely impacted our return versus the indices due to the decreasing interest rate environment. The return for the nine months ended September 30, 2018 was 0.2% on a U.S. dollar basis and 1.0% in local currencies. Our U.S. portfolio returned 0.9% versus the BarcAg1-3 of 0.4%. The outperformance was due to a lower concentration in treasuries in our portfolio compared to the BarcAg1-3. Our non-U.S. portfolio returned 0.8% in local currencies which compares to the OMRX of 0.6%, due to a market-driven strong performance of our Canadian dollar fixed income investments.
Equity securities and other long-term investments results
As of September 30, 2019, the equity and other long-term investments portfolio included $491 million of U.S. dollar denominated securities compared to $439 million of U.S. dollar denominated securities as of December 31, 2018. As of September 30, 2019 and December 31, 2018, Sirius Group held $183 million and $149 million, respectively, of non-U.S. denominated equity and other long-term investments.
For the three months ended September 30, 2019, the equity portfolio gained 2.4% on a U.S. dollar basis and gained 2.8% in local currencies. The S&P 500 gained 1.7% for the same period. For the three months ended September 30, 2018, the equity portfolio gained 0.5% on a U.S. dollar basis and in local currencies. The S&P 500 gained 7.7% for the same period.
For the nine months ended September 30, 2019, the equity portfolio returned 11.7% on a U.S. dollar basis and 11.5% in local currencies versus the S&P 500 of 20.6%. Performance lagged the S&P 500 due to the market neutral strategy of a large portion of our equity and other long-term investments portfolio. For the nine months ended September 30, 2018, the equity portfolio returned 2.1% on a U.S. dollar basis and 3.3% in local currencies versus the S&P 500 of 10.6%.
Foreign Currency Translation
Impact of Foreign Currency Translation
The U.S. dollar is the functional currency for Sirius Group's businesses except for Sirius International, Syndicate 1945, several subsidiaries of IMG, and the Canadian reinsurance operations of Sirius America. Sirius Group also invests in securities denominated in foreign currencies. Assets and liabilities recorded in these foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are converted using the average exchange rates for the period. Net foreign exchange gains and losses arising from the translation of functional currencies into U.S. dollars are reported in common shareholders' equity under the caption Other comprehensive (loss). As of September 30, 2019 and December 31, 2018, Sirius Group had net unrealized foreign currency translation (losses) of $(271) million and $(202) million, respectively, recorded in Accumulated other comprehensive (loss) on its Consolidated Balance Sheets.
Assets and liabilities relating to foreign operations are remeasured into the functional currency using current exchange rates; revenues and expenses are remeasured into the functional currency using the weighted average exchange rate for the period. The resulting exchange gains and losses are reported as a component of net income in the period in which they arise within Net realized investment gains, Net unrealized investment gains (losses), and Net foreign exchange gains (losses).

The following rates of exchange for the U.S. dollar have been used for translation of investments whose functional currency is not the U.S. dollar as of September 30, 2019 and December 31, 2018:

Currency	Closing Rate September 30, 2019	Closing Rate December 31, 2018
Swedish kronor	9.8155	8.9397
British pound	0.8121	0.7850
Euro	0.9173	0.8734
Canadian dollar	1.3243	1.3614
Sirius International holds a large portfolio of investments that are denominated in U.S. dollars, but its functional currency is the Swedish kronor. When Sirius International prepares its stand-alone GAAP financial statements, it remeasures its U.S. dollar-denominated investments to the Swedish kronor and recognizes the related foreign currency remeasurement gains or losses through pre-tax income. When Sirius Group consolidates Sirius International, it translates Sirius International's stand-alone GAAP financial statements to U.S. dollars and recognizes the related foreign currency translation gains or losses through other comprehensive income (loss). Since Sirius Group reports its financial statements in U.S. dollars, there is no net effect to book value per common share or to investment returns from foreign currency translation on its U.S. dollar-denominated investments at Sirius International. However, net realized and unrealized investment gains (losses), other revenues, net income (loss), earnings per share, and other comprehensive income (loss) can be significantly affected during periods of high volatility in the foreign exchange rate between the U.S. dollar and other currencies, especially the Swedish kronor.
A summary of the impact of foreign currency translation on Sirius Group's consolidated financial results for the three and nine months ended September 30, 2019 and 2018 follows:

(Millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net realized investment gains - foreign currency(1)	$14.0	$4.7	$34.5	$10.7
Net unrealized investment gains (losses) - foreign currency(2)	33.9	(5.5)	51.7	43.1
Net realized and unrealized investment gains (losses) - foreign currency	47.9	(0.8)	86.2	53.8
Net foreign exchange gains (losses) - foreign currency translation gains (losses) (3)	9.0	(0.4)	14.0	19.0
Net foreign exchange gains (losses) - currency swaps(3)	3.7	(0.1)	6.1	2.9
Net foreign exchange (losses) - currency forwards(3)	(7.8)	—	(10.8)	—
Net foreign exchange (losses) - other(3)	—	—	—	(0.2)
Income tax (expense) benefit	(0.8)	0.1	0.1	(0.4)
Total foreign currency remeasurement gains (losses) recognized through net (loss) income, after tax	52.0	(1.2)	95.6	75.1
Change in foreign currency translation on investments recognized through other comprehensive income, after tax	(67.8)	6.4	(109.6)	(92.6)
Change in foreign currency translation on non - investment net liabilities recognized through other comprehensive income, after tax	25.5	(1.7)	40.6	35.4
Total foreign currency translation (losses) gains recognized through other comprehensive income, after tax	(42.3)	4.7	(69.0)	(57.2)
Total foreign currency gains recognized in comprehensive (loss) income, after tax	$9.7	$3.5	$26.6	$17.9
(1)Component of Net realized investment gains on the Consolidated Statements of Income
(2)Component of Net unrealized investment gains (losses) on the Consolidated Statements of Income
(3)Component of Net foreign exchange gains (losses) on the Consolidated Statements of Income

As of September 30, 2019, the following currencies represented the largest exposure to foreign currency risk as a percentage of Sirius Group's common shareholders' equity: the Swedish kronor 5% (short) and the Israeli shekel 1% (long). As of December 31, 2018, the following currencies represented the largest exposure to foreign currency risk as a percentage of Sirius Group's common shareholders' equity: the Swedish kronor 13% (short) and the Israeli shekel 4% (long).
Investment portfolio composition by currency
As of September 30, 2019 and December 31, 2018, Sirius Group's investment portfolio included approximately $473 million and $468 million of non-U.S. dollar denominated investments, most of which is denominated in Swedish kronor, Euro, Canadian dollar, Israeli shekel, and British pound. The investment values in this portfolio are impacted by changes in the exchange rate between the U.S. dollar and those currencies.
Set forth below is the carrying value of our cash and investment holdings in U.S. dollars and foreign currencies as of September 30, 2019 and December 31, 2018:

	Carrying Value at September 30, 2019		Carrying Value at December 31, 2018
Currency (Millions)	Local Currency	USD	Local Currency	USD
U.S. Dollar	3,040.4	$3,040.4	2,941.6	$2,941.6
Swedish kronor	1,498.8	152.7	1,348.1	150.8
Euro	82.5	89.9	105.2	120.5
Canadian dollar	113.4	85.6	84.0	61.7
Israeli shekel	279.3	80.3	232.7	62.1
British pound	8.4	10.3	8.2	10.4
Other	—	54.2	—	62.6
Total investments		$3,513.4		$3,409.7
Results of Reportable Segments
Global Property
Global Property consists of Sirius Group's underwriting lines of business that offer other property insurance and reinsurance, property catastrophe excess reinsurance, and agriculture reinsurance on a worldwide basis.

	Three months ended September 30,		Nine months ended September 30,
Global Property (Millions)	2019	2018	2019	2018
Gross written premiums	$153.6	$203.7	$720.5	$875.7
Net written premiums	103.7	144.9	536.6	569.1
Net earned insurance and reinsurance premiums	159.9	172.7	463.9	476.3
Loss and allocated LAE	(184.4)	(173.2)	(378.3)	(311.8)
Insurance and reinsurance acquisition expenses	(29.2)	(30.1)	(82.2)	(93.5)
Technical (loss) profit	$(53.7)	$(30.6)	$3.4	$71.0
Unallocated LAE	(5.5)	(3.3)	(10.2)	(7.7)
Other underwriting expenses	(14.7)	(17.5)	(47.9)	(53.0)
Underwriting (loss) income	$(73.9)	$(51.4)	$(54.7)	$10.3
Ratios:
Loss ratio(1)	118.8%	102.2%	83.7%	67.1%
Acquisition expense ratio(2)	18.3%	17.4%	17.7%	19.6%
Other underwriting expense ratio(3)	9.2%	10.1%	10.3%	11.1%
Combined ratio(4)	146.3%	129.7%	111.7%	97.8%

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
Three months ended September 30, 2019 and 2018
Gross written premiums decreased 25% to $154 million for the three months ended September 30, 2019 from $204 million for the three months ended September 30, 2018, due to decreases in Other Property ($36 million) and Property Catastrophe Excess ($13 million). Absent the effect of a single fronting arrangement, gross written premiums decreased 21% compared to the prior period. This was mainly driven by lower Other Property and Property Catastrophe Excess writings due to reduced treaty participations and non-renewals of certain accounts. Net written premiums decreased 28% to $104 million for the three months ended September 30, 2019 from $145 million for the three months ended September 30, 2018 due to the same reasons mentioned above. The Other Property fronting arrangement did not impact Global Property's net written or earned insurance and reinsurance premiums for either the 2019 or 2018 periods.
Global Property produced a net combined ratio of 146% for the three months ended September 30, 2019 compared to 130% for the three months ended September 30, 2018. The increase in the combined ratio was driven by higher catastrophe losses, partially offset by lower net unfavorable prior year loss reserve development.
Global Property recorded an underwriting (loss) of $(74) million for the three months ended September 30, 2019 compared to an underwriting (loss) of $(51) million for the three months ended September 30, 2018. The three months ended September 30, 2019 included catastrophe losses, net of reinsurance and reinstatement premiums, of $109 million (68 points) principally from Typhoon Faxai ($52 million) and Hurricane Dorian ($44 million) compared to $76 million (44 points) for the three months ended September 30, 2018 principally from Typhoon Jebi ($48 million), Hurricane Florence ($9 million), the Kerala Floods ($7 million) and other catastrophic events. Net unfavorable prior year loss reserve development was $1 million (1 point) for the three months ended September 30, 2019 as net unfavorable prior year loss reserve development in Other Property ($14 million) and Agriculture ($1 million) was partially offset by net favorable prior year loss reserve development in Property Catastrophe Excess ($14 million). Net unfavorable prior year loss reserve development was $11 million (6 points) for the three months ended September 30, 2018 primarily related to Other Property ($7 million) and Property Catastrophe Excess ($4 million), resulting from higher than expected loss reporting from recent accident years, including $6 million of increases from natural catastrophes, including the 2017 North American natural catastrophes.
Nine months ended September 30, 2019 and 2018
Gross written premiums decreased 18% to $721 million for the nine months ended September 30, 2019 from $876 million for the nine months ended September 30, 2018. Absent the effect of a single fronting arrangement, gross written premiums decreased 9% compared to the prior period. This was due to a decrease in Other Property primarily driven by reduced treaty participations and non-renewals of certain accounts, partially offset by an increase in Property Catastrophe Excess ($18 million). Net written premiums decreased 6% to $537 million for the nine months ended September 30, 2019 from $569 million for the nine months ended September 30, 2018 due primarily to a decrease in Other Property ($66 million), partially offset by an increase in Property Catastrophe Excess ($34 million). The Other Property fronting arrangement did not impact Global Property's net written or earned insurance and reinsurance premiums for either the 2019 or 2018 periods.
Global Property produced a net combined ratio of 112% for the nine months ended September 30, 2019 compared to 98% for the nine months ended September 30, 2018. The increase in the combined ratio was driven by higher net unfavorable prior year loss reserve development and higher catastrophe losses.

Global Property recorded an underwriting (loss) of $(55) million for the nine months ended September 30, 2019 compared to $10 million of underwriting income for the nine months ended September 30, 2018. The nine months ended September 30, 2019 included catastrophe losses, net of reinsurance and reinstatement premiums, of $118 million (25 points) compared to $79 million (17 points) for the nine months ended September 30, 2018. Catastrophe losses, net of reinsurance and reinstatement premiums, for the nine months ended September 30, 2019 were primarily from Typhoon Faxai ($52 million) and Hurricane Dorian ($44 million). Net unfavorable prior year loss reserve development was $68 million (15 points) primarily related to Other Property ($53 million) and Property Catastrophe Excess ($14 million) for the nine months ended September 30, 2019. The unfavorable loss reserve development in Global Property for the nine months ended September 30, 2019 was driven by higher losses from recent accident years mainly Typhoon Jebi and Hurricanes Michael, Florence, and Irma. A portion of this unfavorable loss reserve development is due to projected increased costs for claims adjusting associated with insureds' assignment of benefits to third parties, primarily associated with Hurricanes Irma and Michael exposures. Net unfavorable prior year loss reserve development was $29 million (6 points) for the nine months ended September 30, 2018, primarily related to Other Property ($20 million) and Property Catastrophe Excess ($11 million), resulting from higher than expected loss reporting from recent accident years, including $7 million of increases from natural catastrophes, including the 2017 North American natural catastrophes.
Global Property gross written premiums

	Three months ended September 30,		Nine months ended September 30,
Global Property (Millions)	2019	2018	2019	2018
Other property	$103.3	$138.8	$370.9	$544.0
Property catastrophe excess	42.3	55.3	286.4	267.5
Agriculture	8.0	9.6	63.2	64.2
Total	$153.6	$203.7	$720.5	$875.7
Three months ended September 30, 2019 and 2018
Global Property's gross written premiums decreased 25% to $154 million for the three months ended September 30, 2019 from $204 million for the three months ended September 30, 2018 due to decreases in Other Property ($36 million) and Property Catastrophe Excess ($13 million). The decrease in Other Property was due to lower premium volume on an Other Property fronting arrangement ($16 million), reduced treaty participations, and non-renewals of certain accounts.
Nine months ended September 30, 2019 and 2018
Global Property's gross written premiums decreased 18% to $721 million for the nine months ended September 30, 2019 from $876 million for the nine months ended September 30, 2018. The decrease in Other Property was due to lower premium volume on an Other Property fronting arrangement ($94 million), reduced treaty participations, and non-renewals of certain accounts. This decrease was partially offset by an increase in Property Catastrophe Excess ($18 million).
Global Property net earned insurance and reinsurance premiums

	Three months ended September 30,		Nine months ended September 30,
Global Property (Millions)	2019	2018	2019	2018
Other property	$86.7	$98.6	$267.4	$295.0
Property catastrophe excess	49.4	50.9	145.4	135.3
Agriculture	23.8	23.2	51.1	46.0
Total	$159.9	$172.7	$463.9	$476.3
Three months ended September 30, 2019 and 2018
Global Property's net earned insurance and reinsurance premiums decreased 8% to $160 million for the three months ended September 30, 2019 from $173 million for the three months ended September 30, 2018 due primarily to a decrease in Other Property ($12 million). The Other Property fronting treaty did not impact Global Property's net earned insurance and reinsurance premiums for either the 2019 or 2018 periods.

Nine months ended September 30, 2019 and 2018
Global Property's net earned insurance and reinsurance premiums decreased 3% to $464 million for the nine months ended September 30, 2019 from $476 million for the nine months ended September 30, 2018. Decreases in Other Property ($28 million) were partially offset by increases in Property Catastrophe Excess ($10 million) and Agriculture ($5 million). The Other Property fronting treaty did not impact Global Property's net earned insurance and reinsurance premiums for either the 2019 or 2018 periods.
Global A&H
Global A&H consists of Sirius Group's Global A&H insurance and reinsurance underwriting unit along with two MGUs (IMG and Armada).

	Three months ended September 30,		Nine months ended September 30,
Global A&H (Millions)	2019	2018	2019	2018
Gross written premiums	$137.4	$117.1	$459.5	$375.0
Net written premiums	104.6	87.9	360.1	286.2
Net earned insurance and reinsurance premiums	115.1	89.6	330.0	258.4
Loss and allocated LAE	(63.6)	(51.3)	(198.6)	(138.0)
Insurance and reinsurance acquisition expenses	(32.5)	(26.7)	(95.1)	(82.3)
Technical profit	$19.0	$11.6	$36.3	$38.1
Unallocated LAE	(2.0)	(1.7)	(5.5)	(4.3)
Other underwriting expenses	(6.8)	(6.4)	(18.8)	(20.7)
Underwriting income	$10.2	$3.5	$12.0	$13.1
Service fee revenue	31.0	29.3	97.6	89.5
MGU unallocated LAE	(4.3)	(4.7)	(13.7)	(9.8)
MGU other underwriting expenses	(3.7)	(2.0)	(11.2)	(13.9)
MGU general and administrative expenses	(15.1)	(13.8)	(46.3)	(37.5)
Underwriting income, including net service fee income	$18.1	$12.3	$38.4	$41.4
Ratios:
Loss ratio(1)	57.0%	59.2%	61.8%	55.1%
Acquisition expense ratio(2)	28.2%	29.8%	28.8%	31.8%
Other underwriting expense ratio(3)	5.9%	7.1%	5.7%	8.0%
Combined ratio(4)	91.1%	96.1%	96.3%	94.9%
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
Three months ended September 30, 2019 and 2018
Gross written premiums increased 17% to $137 million for the three months ended September 30, 2019 from $117 million for the three months ended September 30, 2018 due to higher writings for risks primarily originating from the U.S. Net written premiums increased 19% to $105 million for the three months ended September 30, 2019 from $88 million for the three months ended September 30, 2018 due to higher writings for risks primarily originating from the U.S. as well as higher retentions.

Global A&H produced a net combined ratio of 91% for the three months ended September 30, 2019 compared to 96% for the three months ended September 30, 2018. Net favorable prior year loss reserve development was $6 million (5 points) for the three months ended September 30, 2019 compared to net favorable prior year loss reserve development of $3 million (3 points) for the three months ended September 30, 2018. The decrease in the acquisition expense ratio from the prior period was due to business mix as increased primary insurance writings for risks originating from the U.S. are recorded at lower net commission ratios.
Underwriting income, including net service fee income, for Global A&H was $18 million for the three months ended September 30, 2019 compared to $12 million for the three months ended September 30, 2018. The increase of $6 million was primarily driven by higher underwriting income due to higher favorable loss reserve development compared to the prior period and higher net earned insurance and reinsurance premiums.
Nine months ended September 30, 2019 and 2018
Gross written premiums increased 23% to $460 million for the nine months ended September 30, 2019 from $375 million for the nine months ended September 30, 2018 due to higher writings for risks primarily originating from the U.S. Net written premiums increased 26% to $360 million for the nine months ended September 30, 2019 from $286 million for the nine months ended September 30, 2018 due to higher writings for risks primarily originating from the U.S. as well as higher retentions.
Global A&H produced a net combined ratio of 96% for the nine months ended September 30, 2019 compared to 95% for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, net favorable prior year loss reserve development was $1 million (less than 1 point) compared to $11 million (4 points) of net favorable prior year loss reserve development for the nine months ended September 30, 2018. The decrease in the acquisition expense ratio from the prior period was due to business mix as increased primary insurance writings for risks originating from the U.S. are recorded at lower net commission ratios. Additionally, net earned insurance and reinsurance premiums increased 28% to $330 million for the nine months ended September 30, 2019 from $258 million for the nine months ended September 30, 2018.
Underwriting income, including net service fee income, for Global A&H was $38 million for the nine months ended September 30, 2019 compared to $41 million for the nine months ended September 30, 2018. The decrease of $3 million was primarily driven by lower net service fee income and underwriting income for the nine months ended September 30, 2019 compared to the prior period.
Specialty & Casualty
Specialty & Casualty consists of Sirius Group's insurance and reinsurance underwriting units, which offer specialty & casualty product lines on a worldwide basis.

	Three months ended September 30,		Nine months ended September 30,
Specialty & Casualty (Millions)	2019	2018	2019	2018
Gross written premiums	$120.6	$76.5	$338.4	$252.9
Net written premiums	113.2	72.6	310.6	228.3
Net earned insurance and reinsurance premiums	98.7	58.4	261.7	168.3
Loss and allocated LAE	(85.5)	(34.1)	(194.4)	(87.4)
Insurance and reinsurance acquisition expenses	(27.1)	(16.2)	(72.2)	(44.9)
Technical (loss) profit	$(13.9)	$8.1	$(4.9)	$36.0
Unallocated LAE	(3.0)	(1.6)	(7.1)	(4.5)
Other underwriting expenses	(8.8)	(8.4)	(23.7)	(24.3)
Underwriting (loss) income	$(25.7)	$(1.9)	$(35.7)	$7.2
Ratios:
Loss ratio(1)	89.7%	61.1%	77.0%	54.6%
Acquisition expense ratio(2)	27.5%	27.7%	27.6%	26.7%
Other underwriting expense ratio(3)	8.9%	14.4%	9.1%	14.4%
Combined ratio(4)	126.1%	103.2%	113.7%	95.7%

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
Three months ended September 30, 2019 and 2018
Gross written premiums increased 57% to $121 million for the three months ended September 30, 2019 from $77 million for the three months ended September 30, 2018 due primarily to increases in Casualty ($33 million) and Aviation & Space ($6 million). Net written premiums increased 55% to $113 million for the three months ended September 30, 2019 from $73 million for the three months ended September 30, 2018 due to the same lines of business as the gross written premiums increase.
Specialty & Casualty produced a net combined ratio of 126% for the three months ended September 30, 2019 compared to 103% for the three months ended September 30, 2018. The higher net combined ratio was due to a higher Loss ratio driven by net unfavorable prior year loss reserve development and higher current accident year losses in Aviation & Space and Trade Credit, which included $6 million from the Thomas Cook bankruptcy.
Specialty & Casualty recorded an underwriting (loss) of $(26) million for the three months ended September 30, 2019 compared to an underwriting loss of $(2) million for the three months ended September 30, 2018. Specialty & Casualty had $10 million (10 points) of net unfavorable prior year loss reserve development for the three months ended September 30, 2019, primarily driven by Casualty ($9 million) compared to $7 million (12 points) of net favorable prior year loss reserve development for the three months ended September 30, 2018, primarily driven by Contingency ($3 million) and Marine ($2 million). The net unfavorable prior year loss reserve for the three months ended September 30, 2019 for Casualty was due to higher than expected claims activity.
Nine months ended September 30, 2019 and 2018
Gross written premiums increased 34% to $338 million for the nine months ended September 30, 2019 from $253 million for the nine months ended September 30, 2018 due primarily to increases in Casualty ($95 million), Aviation & Space ($10 million), and Environmental ($6 million), partially offset by decreases in Trade Credit ($16 million) and Contingency ($9 million).
Specialty & Casualty produced a net combined ratio of 114% for the nine months ended September 30, 2019 compared to 96% for the nine months ended September 30, 2018. The higher net combined ratio was due to a higher Loss ratio driven by net unfavorable prior year loss reserve development and higher current accident year losses in Trade Credit, which included $6 million from the Thomas Cook bankruptcy, and Aviation & Space, which included $4 million from the Ethiopian Airlines plane crash.
Specialty & Casualty recorded an underwriting (loss) of $(36) million for the nine months ended September 30, 2019 compared to underwriting income of $7 million for the nine months ended September 30, 2018. Specialty & Casualty had $15 million (6 points) of net unfavorable prior year loss reserve development for the nine months ended September 30, 2019, primarily driven by unfavorable loss reserve development in Casualty ($11 million), Marine ($4 million), and Aviation & Space ($3 million), partially offset by favorable loss reserve development in Trade Credit ($2 million) and Contingency ($2 million). For the nine months ended September 30, 2018, Specialty & Casualty had $18 million (11 points) of favorable prior year loss reserve development, primarily driven by Aviation & Space ($12 million) and Marine ($3 million). Catastrophe losses, net of reinsurance and reinstatement premiums, were $1 million (less than 1 point) each for the nine months ended September 30, 2019 and 2018, respectively.

Specialty & Casualty gross written premiums

	Three months ended September 30,		Nine months ended September 30,
Specialty & Casualty (Millions)	2019	2018	2019	2018
Casualty	$74.1	$41.4	$192.0	$96.6
Aviation & Space	20.4	13.5	54.8	45.4
Trade Credit	11.5	10.7	41.5	57.9
Marine	6.1	1.5	27.0	27.6
Environmental	4.8	3.9	13.1	6.7
Surety	2.8	2.7	6.0	5.5
Contingency	0.9	2.8	4.0	13.2
Total	$120.6	$76.5	$338.4	$252.9
Three months ended September 30, 2019 and 2018
Gross written premiums increased 57% to $121 million for the three months ended September 30, 2019 from $77 million for the three months ended September 30, 2018. Increases in gross written premiums were primarily driven by increases in Casualty ($33 million) and Aviation & Space ($6 million).
Nine months ended September 30, 2019 and 2018
Gross written premiums increased 34% to $338 million for the nine months ended September 30, 2019 from $253 million for the nine months ended September 30, 2018. Increases in gross written premiums were primarily driven by increases in Casualty ($95 million), Aviation & Space ($10 million), and Environmental ($6 million), partially offset by decreases in Trade Credit ($16 million) and Contingency ($9 million).
Specialty & Casualty Net Earned Insurance and Reinsurance Premiums

	Three months ended September 30,		Nine months ended September 30,
Specialty & Casualty (Millions)	2019	2018	2019	2018
Casualty	$57.6	$23.2	$146.2	$50.7
Aviation & Space	18.0	14.1	46.9	44.2
Trade Credit	12.7	11.7	34.7	32.3
Marine	6.6	4.0	22.8	27.0
Surety	1.4	1.9	4.4	2.3
Contingency	1.4	3.1	4.3	11.3
Environmental	1.0	0.4	2.4	0.5
Total	$98.7	$58.4	$261.7	$168.3
Three months ended September 30, 2019 and 2018:
Net earned insurance and reinsurance premiums increased 71% to $99 million for the three months ended September 30, 2019 from $58 million for the three months ended September 30, 2018. Casualty ($35 million) was the main driver for the increase from the prior period.
Nine months ended September 30, 2019 and 2018:
Net earned insurance and reinsurance premiums increased 56% to $262 million for the nine months ended September 30, 2019 from $168 million for the nine months ended September 30, 2018. Casualty ($95 million) was the main driver for the increase from the prior period.

Runoff & Other
Runoff & Other includes the results of Sirius Global Solutions, which specializes in the acquisition and management of runoff liabilities for insurance and reinsurance companies, both in the U.S. and internationally, as well as asbestos risks, environmental risks and other long-tailed liability exposures.

	Three months ended September 30,		Nine months ended September 30,
Runoff & Other (Millions)	2019	2018	2019	2018
Gross written premiums	$2.1	$0.7	$4.7	$14.6
Net written premiums	0.8	0.3	1.5	11.8
Net earned insurance and reinsurance premiums	0.5	0.4	1.2	11.5
Loss and allocated LAE	(0.9)	10.2	(4.4)	12.3
Insurance and reinsurance acquisition expenses	(0.1)	(0.1)	(2.6)	(2.3)
Technical (loss) profit	$(0.5)	$10.5	$(5.8)	$21.5
Unallocated LAE	(0.2)	(0.7)	(0.9)	(1.6)
Other underwriting expenses	(1.4)	(1.4)	(4.6)	(5.2)
Underwriting (loss) income	$(2.1)	$8.4	$(11.3)	$14.7
General and administrative expenses	(1.2)	(0.8)	(3.0)	(2.9)
Underwriting (loss) income	$(3.3)	$7.6	$(14.3)	$11.8
Three months ended September 30, 2019 and 2018
Runoff & Other recorded $2 million of gross written premiums for the three months ended September 30, 2019 compared to $1 million of gross written premiums for the three months ended September 30, 2018.
Runoff & Other recorded an underwriting (loss) of $(3) million for the three months ended September 30, 2019 compared to underwriting income of $8 million for the three months ended September 30, 2018. Runoff & Other recorded $1 million of net unfavorable prior year loss reserve development for the three months ended September 30, 2019 compared to $11 million of net favorable prior year loss reserve development for the three months ended September 30, 2018.
Nine months ended September 30, 2019 and 2018
Runoff & Other recorded $5 million of gross written premiums for the nine months ended September 30, 2019 compared to $15 million of gross written premiums for the nine months ended September 30, 2018. Gross written premiums for the nine months ended September 30, 2018 relate primarily to premiums from a loss portfolio transfer and quota share.
Runoff & Other recorded an underwriting (loss) of $(14) million for the nine months ended September 30, 2019 compared to underwriting income of $12 million for the nine months ended September 30, 2018. Runoff & Other recorded $5 million of net unfavorable prior year loss reserve development for the nine months ended September 30, 2019 compared to $23 million of net favorable prior year loss reserve development for the nine months ended September 30, 2018. The net unfavorable prior year loss reserve development for the nine months ended September 30, 2019 was due primarily to an increase in reserves for a disputed Latin American Facultative Surety claim in arbitration. The net favorable prior year loss reserve development for the nine months ended September 30, 2018 was due primarily to reductions in World Trade Center claims in response to revised information received by the Company and runoff Casualty reserves.

Reinsurance Protection
The following tables display Sirius Group's underwriting ratios prior to cessions to reinsurers ("Gross"), cessions to reinsurers ("Ceded") and after cessions to reinsurers ("Net") basis.
Three months ended September 30, 2019 and 2018

	Three months ended September 30, 2019
	Global Property	Global A&H	Specialty & Casualty	Total
Gross ratios:
Loss ratio	106.3%	56.2%	93.5%	88.7%
Acquisition expense ratio	19.6%	26.8%	26.4%	20.5%
Other underwriting expense ratio	6.6%	4.6%	8.3%	7.4%
Gross Combined ratio	132.5%	87.6%	128.2%	116.6%
Ceded ratios:
Loss ratio	74.3%	53.3%	138.9%	72.7%
Acquisition expense ratio	23.2%	21.9%	15.3%	22.2%
Ceded Combined ratio	97.5%	75.2%	154.2%	94.9%
Net ratios:
Loss ratio	118.8%	57.0%	89.7%	93.2%
Acquisition expense ratio	18.3%	28.2%	27.5%	20.1%
Other underwriting expense ratio	9.2%	5.9%	8.9%	9.5%
Net Combined ratio	146.3%	91.1%	126.1%	122.8%
Sirius Group's net combined ratio was 6 points higher than the gross combined ratio primarily due to the costs of retrocessional protections with limited ceded loss recoveries for the three months ended  September 30, 2019, driven by Global Property.

	Three months ended September 30, 2018
	Global Property	Global A&H	Specialty & Casualty	Total
Gross ratios:
Loss ratio	74.2%	66.7%	53.0%	68.8%
Acquisition expense ratio	20.6%	28.0%	25.9%	20.1%
Other underwriting expense ratio	7.1%	5.4%	12.9%	8.3%
Gross Combined ratio	101.9%	100.1%	91.8%	97.2%
Ceded ratios:
Loss ratio	8.1%	89.6%	(25.7)%	32.9%
Acquisition expense ratio	28.0%	22.4%	8.5%	24.8%
Ceded Combined ratio	36.1%	112.0%	(17.2)%	57.7%
Net ratios:
Loss ratio	102.2%	59.2%	61.1%	81.1%
Acquisition expense ratio	17.4%	29.8%	27.7%	18.4%
Other underwriting expense ratio	10.1%	7.1%	14.4%	11.1%
Net Combined ratio	129.7%	96.1%	103.2%	110.6%
Sirius Group's net combined ratio was 14 points higher than the gross combined ratio for the three months ended September 30, 2018. The net combined ratio was higher than the gross combined ration due primarily to the costs of retrocessional protections with limited ceded loss recoveries.

Nine months ended September 30, 2019 and 2018

	Nine months ended September 30, 2019
	Global Property	Global A&H	Specialty & Casualty	Total
Gross ratios:
Loss ratio	73.5%	61.7%	83.0%	72.9%
Acquisition expense ratio	20.8%	27.3%	26.1%	21.4%
Other underwriting expense ratio	7.5%	4.3%	8.3%	7.8%
Gross Combined ratio	101.8%	93.3%	117.4%	102.1%
Ceded ratios:
Loss ratio	46.3%	61.2%	144.7%	59.8%
Acquisition expense ratio	28.9%	22.3%	10.5%	25.1%
Ceded Combined ratio	75.2%	83.5%	155.2%	84.9%
Net ratios:
Loss ratio	83.7%	61.8%	77.0%	76.7%
Acquisition expense ratio	17.7%	28.8%	27.6%	20.4%
Other underwriting expense ratio	10.3%	5.7%	9.1%	10.0%
Net Combined ratio	111.7%	96.3%	113.7%	107.1%
Sirius Group's net combined ratio was 5 points higher than the gross combined ratio primarily due to the costs of retrocessional protections with limited ceded loss recoveries for the nine months ended September 30, 2019, driven by Global Property. Within Specialty & Casualty, the lower net combined ratio was primarily due to ceded loss recoveries in Aviation & Space.

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
Sirius Group's net combined ratio was 6 points higher than the gross combined ratio primarily due to the costs of retrocessional protections with limited ceded loss recoveries for the nine months ended September 30, 2018.
Non-GAAP Financial Measures
In presenting Sirius Group’s results, management has included and discussed non-GAAP financial measures:  Adjusted book value, Adjusted book value per share, Adjusted tangible book value, Adjusted tangible book value per share and Operating (loss) income attributable to common shareholders. The Company believes that these non-GAAP financial measures, which may be defined and calculated differently by other companies, better explain and enhance the understanding of the Company’s results of operations. However, these measures should not be viewed as a substitute for those determined in accordance with GAAP.

Adjusted book value, Adjusted book value per share, Adjusted tangible book value, and Adjusted tangible book value per share
Adjusted book value, Adjusted book value per share, Adjusted tangible book value, and Adjusted tangible book value per share are non-GAAP financial measures. Adjusted book value and Adjusted book value per share are used to show the Company’s total worth on a per-share basis and are useful to management and investors in analyzing the intrinsic value of the Company. Adjusted tangible book value and Adjusted tangible book value per share are useful to investors because they measure the realizable value of shareholder returns, excluding the impact of goodwill, intangible assets, and net deferred liability on intangible assets.
Adjusted shares outstanding is derived by summing Common shares outstanding, Series B preference shares outstanding, and the earned portion of share-based compensation awards. Adjusted book value is derived by summing Total common shareholders’ equity, the Series B preference share amount reflected in mezzanine equity, and the Earned portion of future proceeds from stock option awards. Outstanding warrants are excluded as they are anti-dilutive as of the respective reporting dates. Adjusted tangible book value is derived by subtracting Goodwill, Intangible assets and Net deferred tax liability on intangible assets from Adjusted book value.
At September 30, 2019, Adjusted book value, Adjusted book value per share, Adjusted tangible book value, and Adjusted tangible book value per share include the earned effects of share-based compensation awards issued during 2019.
Adjusted book value per share is derived by dividing the Adjusted book value by the Adjusted shares outstanding. Adjusted tangible book value per share is derived by dividing Adjusted tangible book value by the Adjusted shares outstanding.
The reconciliation to Total common shareholders’ equity and Book value per common share, the most directly comparable GAAP measures, are presented in the table below.

	September 30,	December 31,
(Expressed in millions of U.S. dollars, except share and per share amounts)	2019	2018
Common shares outstanding	115,299,342	115,151,251
Series B preference shares outstanding	11,901,670	11,901,670
Earned share-based compensation awards, excluding stock options	648,551	—
Earned portion of Stock option awards issued	267,350	—
Adjusted shares outstanding	128,116,913	127,052,921

Total common shareholders’ equity	$1,742.6	$1,704.5
Series B preference shares	236.0	232.2
Earned portion of future proceeds from stock option awards	3.4	—
Adjusted book value	$1,982.0	$1,936.7
Goodwill	(400.4)	(400.6)
Intangible assets	(183.8)	(195.6)
Net deferred tax liability on intangible assets	24.0	26.3
Adjusted tangible book value	$1,421.8	$1,366.8

Book value per common share	$15.11	$14.80
Adjusted book value per share	$15.47	$15.24
Adjusted tangible book value per share	$11.10	$10.76

Operating (loss) income attributable to common shareholders
The Company uses Operating (loss) income attributable to common shareholders as a measure to evaluate the underlying fundamentals of its operations and believes it to be a useful measure of its core performance. Operating (loss) income attributable to common shareholders as used herein differs from net (loss) income attributable to common shareholders, which the Company believes is the most directly comparable GAAP measure, by the exclusion of net realized and unrealized gains and losses on investments, net foreign exchange gains (losses) and the associated income tax expense or benefit. The Company’s management believes that Operating (loss) income attributable to common shareholders is useful to investors because it is more reflective of the Company’s core business, as it removes the variability arising from fluctuations in the Company’s fixed maturity investment portfolio, equity investments trading, investments-related derivatives, and net foreign exchange gains (losses) and the associated income tax expense or benefit of those fluctuations. The following is a reconciliation of net (loss) income attributable to common shareholders to Operating (loss) income attributable to common shareholders:

(Expressed in millions of U.S. dollars)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net (loss) income attributable to common shareholders	$(2.7)	$(28.0)	$99.2	$110.3
Adjustment for net realized and unrealized (gains) losses on investments	(69.2)	7.8	(183.3)	(37.0)
Adjustment for net foreign exchange (gains) losses	(4.3)	0.4	(9.4)	(21.7)
Adjustment for income tax expense (benefits) (1)	10.8	(1.6)	27.6	(1.6)
Operating (loss) income attributable to common shareholders	$(65.4)	$(21.4)	$(65.9)	$50.0
(1)Adjustment for income tax expense (benefits) represents the income tax expense (benefits) associated with the adjustment for net realized and unrealized losses (gains) on investments and the income tax expense (benefits) associated with the adjustment for net foreign exchange gains (losses). The income tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors.
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

Dividend Capacity
Sirius Group's top tier regulated insurance and reinsurance operating subsidiary is Sirius Bermuda. Sirius Bermuda's ability to pay dividends is limited under Bermuda law and regulations. Under the Insurance Act 1978, Sirius Bermuda is restricted with respect to the payment of dividends. Sirius Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority ("BMA") an affidavit stating that it will continue to meet the required margins following the declaration of those dividends. As of December 31, 2018, Sirius Bermuda could pay approximately $539 million to its parent company, Sirius International Group, Ltd., during 2019. Sirius Bermuda indirectly owns Sirius International, Sirius America and Sirius Group's other insurance and reinsurance operating companies, each of which are limited in their ability to pay dividends by the insurance laws of their relevant jurisdictions. CMIG International Holding Pte. Ltd. ("CMIG International"), which is approximately 82% owned by China Minsheng Investment Group Corp., Ltd. ("CMIG"), indirectly holds approximately 87% of the voting and dispositive control over the Sirius Group common shares as of September 30, 2019, through CMIG International's wholly-owned Bermuda holding company, CM Bermuda Ltd. ("CM Bermuda"). During 2019, CMIG has made several public announcements relating to defaults and cross-defaults on certain bonds and other debt obligations issued by certain subsidiaries of CMIG (the "CMIG Defaults"), the failure and uncertainty of CMIG's subsidiaries to repay their debt obligations as they become due and the existence of certain asset freeze orders relating to the equity interests of CMIG in certain Chinese subsidiaries not within the chain of control of Sirius Group. On May 3, 2019, in connection with the CMIG Defaults, Sirius Bermuda and Sirius Group entered into a voluntary undertaking with the BMA to provide further comfort to the BMA as the group supervisor of Sirius Group and primary regulator of Sirius Bermuda, the designated insurer for group supervisory purposes regarding the potential risks to Sirius Group in connection with the CMIG Defaults. Pursuant to the voluntary undertaking, each of Sirius Group and Sirius Bermuda have agreed, until May 3, 2020, (a) to provide ten days prior written notice to the BMA prior to declaring any dividend or capital distribution, which notice shall include an affidavit confirming that the declaration and payment of such dividend would not be in breach of (i) the provisions of section 54 of the Companies Act 1981 in the case of Sirius Bermuda, (ii) the Minimum Liquidity Ratio as defined in the Insurance Act 1978 in the case of Sirius Bermuda; and (iii) the Target Capital Level of 120% of the Enhanced Capital Requirement as defined by the Bermuda Solvency Capital Requirement promulgated by the BMA for Sirius Group and Sirius Bermuda, and a summary description of the use proceeds from such declaration or dividend or capital distribution within Sirius Group or Sirius Bermuda; (b) not to enter into any guarantees, keepwells, loans or other financial arrangements between Sirius Group and CMIG, or provide any credit support with respect to any obligations of CMIG; and (c) not to enter into any related party transaction with CMIG.
Sirius International has the ability to pay dividends to Sirius Bermuda subject to the availability of unrestricted equity, calculated in accordance with the Swedish Act on Annual Accounts in Insurance Companies and the Swedish Financial Supervisory Authority (the "SFSA"). Unrestricted equity is calculated on a consolidated group account basis and on a parent account basis. Differences between the two include but are not limited to accounting for goodwill, subsidiaries (with parent accounts stated at original foreign exchange rates), taxes and pensions. Sirius International's ability to pay dividends is limited to the "lower of" unrestricted equity as calculated within the group and parent accounts. As of December 31, 2018, Sirius International had $373 million (based on the December 31, 2018 SEK to USD exchange rate) of unrestricted equity on a parent account basis (the lower of the two approaches) available to pay dividends in 2019. The amount of dividends available to be paid by Sirius International in any given year is also subject to cash flow and earnings generated by Sirius International's business, the maintenance of adequate solvency capital ratios for Sirius International and the consolidated Sirius International UK Holdings Ltd. group, as well as dividends received from its subsidiaries, including Sirius America. Earnings generated by Sirius International's business that are allocated to the Safety Reserve are not available to pay dividends (see "Safety Reserve" below). For the nine months ended September 30, 2019, Sirius International did not declare a dividend and paid an insignificant amount of dividends declared in 2017.
Under the normal course of business, Sirius America has the ability to pay dividends to its immediate parent during any twelve-month period without the prior approval of regulatory authorities in an amount set by a formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based on this formula, Sirius America has ordinary dividend capacity as of September 30, 2019, without prior regulatory approval. As of December 31, 2018, Sirius America had $522 million of statutory surplus and $108 million of earned surplus. For the nine months ended September 30, 2019, Sirius America did not pay any dividends to its immediate parent.
For the nine months ended September 30, 2019, Sirius Group did not pay any dividends. As of September 30, 2019, Sirius Group had $62 million of net unrestricted cash, short-term investments, and fixed maturity investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries.

Capital Maintenance
Effective August 27, 2019, the capital maintenance agreement between Sirius International and Sirius America, which obligated Sirius International to make contributions to Sirius America's surplus in order for Sirius America to maintain surplus equal to at least 125% of the company action level risk-based capital as defined in the National Association of Insurance Commissioners' Property/Casualty Risk-Based Capital Report was terminated. The agreement provided for a maximum contribution to Sirius America of $200 million. Sirius International did not make any contributions to the surplus of Sirius America up to and including the termination date.
Safety Reserve
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer pre-tax income amounts into a reserve referred to as a "Safety Reserve." As of September 30, 2019, Sirius International's Safety Reserve amounted to SEK 10.7 billion, or $1.1 billion (based on the September 30, 2019 SEK to USD exchange rate). Under GAAP, an amount equal to the Safety Reserve, net of a related deferred tax liability established at the Swedish tax rate, is classified as common shareholders' equity. Generally, this deferred tax liability ($224 million based on the September 30, 2019 SEK to USD exchange rate) is only required to be paid by Sirius International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities apply no taxes to the Safety Reserve when calculating solvency capital under Swedish insurance regulations.
Pursuant to tax legislation enacted in Sweden in June 2018, the tax rate applicable to Swedish corporations decreased to 21.4% effective as of January 1, 2019, and then will further reduce to 20.6% starting in 2021. The tax legislation also introduced a permanent tax on the Safety Reserve effective as of January 1, 2019. This provision adds additional taxable income for the Company annually. The calculation applies the Government Borrowing Rate (with a floor rate of +0.5%) to the Safety Reserve balance at the beginning of the year. At the current year tax rate of 21.4%, the additional tax expense for 2019 is SEK 11 million, or $1 million (based on the September 30, 2019 SEK to USD exchange rate).
Further, the enacted legislation also included a new provision treating an amount equal to 6% of the Safety Reserve balance as of January 1, 2021, as additional taxable income in tax year 2021 only, subject to tax at the applicable 20.6% rate. Based on this new provision and Sirius International's Safety Reserve balance as of December 31, 2018, Sirius International recorded an additional deferred tax liability as of December 31, 2018 in the amount of SEK 132.1 million, or $14 million (based on the September 30, 2019 SEK to USD exchange rate).
Under local statutory requirements, an amount equal to the deferred tax liability on Sirius International's Safety Reserve is included in solvency capital. Access to the Safety Reserve is restricted to coverage of insurance and reinsurance losses and to coverage of a breach of the Solvency Capital Requirement. Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.1 billion balance of the Safety Reserve, without any provision for deferred taxes, in Sirius International's regulatory capital when assessing Sirius International and Sirius Group's financial strength. Subject to certain limitations under Swedish law, Sirius International is permitted to transfer certain portions of its pre-tax income to its Swedish parent companies to minimize taxes (referred to as a group contribution). For the nine months ended September 30, 2019, Sirius International did not transfer any of its 2019 pre-tax income via group contributions to its Swedish parent companies.
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
The following table illustrates Sirius Group's consolidated insurance float position as of September 30, 2019 and December 31, 2018:

(Expressed in millions of U.S. dollars, except multiples)	September 30, 2019		December 31, 2018
Loss and LAE reserves	$2,186.4		$2,016.7
Unearned insurance and reinsurance premiums	807.7		647.2
Ceded reinsurance payable	250.4		206.9
Funds held under reinsurance treaties	135.9		110.6
Deferred tax liability on safety reserve	237.9		261.1
Float liabilities	3,618.3		3,242.5
Cash	145.8		119.4
Reinsurance recoverable on paid and unpaid losses	448.1		405.2
Insurance and reinsurance premiums receivable	842.6		630.6
Funds held by ceding companies	236.8		186.8
Deferred acquisition costs	155.2		141.6
Ceded unearned insurance and reinsurance premiums	173.8		159.8
Float assets	2,002.3		1,643.4
Insurance float	$1,616.0		$1,599.1
Insurance float as a multiple of total capital(1)	0.6	x	0.6	x
Insurance float as a multiple of Sirius Group's common shareholders' equity	0.9	x	0.9	x
(1)See calculation of total capital in the table below under "Financing."
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
The following table summarizes Sirius Group's capital structure as of September 30, 2019 and December 31, 2018:

(Expressed in millions of U.S. dollars, except ratios)	September 30, 2019	December 31, 2018
2017 SEK Subordinated Notes	$276.5	$303.6
2016 SIG Senior Notes	393.8	393.2
Total debt	670.3	696.8
Series B preference shares	236.0	232.2
Common shareholders' equity	1,742.6	1,704.5
Total capital	$2,648.9	$2,633.5
Total debt to total capital	25%	26%
Total debt and Series B preference shares to total capital	34%	35%

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
Taking into effect the amortization of all underwriting and issuance expenses, and applicable STIBOR, the 2017 SEK Subordinated Notes yielded an effective rate of approximately 4.0% and 3.5% annualized for the nine months ended September 30, 2019 and 2018, respectively. Sirius Group recorded $9 million of interest expense, inclusive of amortization of issuance costs, on the 2017 SEK Subordinated Notes for each of the nine months ended September 30, 2019 and 2018, respectively.
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
Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the 2016 SIG Senior Notes yielded an effective rate of approximately 4.7% per annum. Sirius Group recorded  $14 million of interest expense, inclusive of amortization of issuance costs on the 2016 SIG Senior Notes, for each of the nine months ended September 30, 2019 and 2018, respectively.
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
Sirius International has other secured letter of credit and trust arrangements with various financial institutions to support its insurance operations. As of September 30, 2019 and December 31, 2018, these secured letter of credit and trust arrangements were collateralized by pledged assets and assets in trust of SEK 2.9 billion and SEK 2.9 billion, respectively, or $301 million and $321 million, respectively (based on the September 30, 2019 and December 31, 2018 SEK to USD exchange rates). As of September 30, 2019 and December 31, 2018, Sirius America Insurance Company's trust arrangements were collateralized by pledged assets and assets in trust of $58 million and $56 million, respectively. As of September 30, 2019 and December 31, 2018, Sirius Bermuda's trust arrangements were collateralized by pledged assets and assets in trust of $351 million and $320 million, respectively.
Revolving credit facility
In February 2018, Sirius Group, through its indirectly wholly-owned subsidiary Sirius International Group, Ltd., entered into a three-year, $300 million senior unsecured revolving credit facility (the "Facility"). The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements and retrocessional agreements. The Facility is subject to various affirmative, negative and financial covenants that Sirius Group considers to be customary for such borrowings, including certain minimum net worth, maximum debt to capitalization and financial strength rating standards and change in control provisions. As of September 30, 2019, there were no outstanding borrowings under the Facility.
Debt and standby letter of credit facility covenants
As of September 30, 2019, Sirius Group was in compliance with all of the covenants under the 2017 SEK Subordinated Notes, the 2016 SIG Senior Notes, the Nordea Bank Finland Abp, London Branch facility, and the DNB Bank ASA, Sweden Branch facility. In addition, as of September 30, 2019, Sirius Group was in compliance with all of the covenants under the Facility.
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
Contractual Obligations and Commitments
In the normal course of business, we are party to a variety of contractual obligations, summarized as of December 31, 2018 in our 2018 Annual Report. We consider these contractual obligations when assessing our liquidity requirements. During the nine months ended September 30, 2019, other than as disclosed in "Note 5. Reserves for unpaid losses and adjustment expenses" in the Notes to Consolidated Financial Statements included within "Part I, Item 1. Financial Statements." with respect to a decrease in our reserve for loss and LAE reserves, and "Note 9. Debt and standby letters of credit facilities" in the Notes to Consolidated Financial Statements included within "Part I, Item 1. Financial Statements." with respect to our long term debt obligations, there were no other material changes in our contractual obligations as disclosed in the table of contractual obligations, and related footnotes, included in our Annual Report.
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
The following table summarizes our consolidated cash flows from operating, investing, and financing activities for the nine months ended September 30, 2019 and 2018.

	Nine months ended
(Millions)	September 30, 2019	September 30, 2018
Net cash provided from (used for)(1)
Operations	$87.9	$107.3
Investing activities	(50.8)	(208.0)
Financing activities	(0.1)	1.4
Effect of exchange rate changes on cash	(9.4)	(9.8)
Increase (decrease) in cash during year	$27.6	$(109.1)
(1)Refer to Consolidated Statements of Cash Flows included in Sirius Group's Unaudited Consolidated Financial Statements included in "Part I, Item 1. Financial Statements."

Cash flows from operations for the nine months ended September 30, 2019 and 2018
Net cash flows provided from operations were $88 million and $107 million for the nine months ended September 30, 2019 and 2018, respectively. Cash flows from operations decreased $19 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 as higher amounts of net premiums collected were more than offset by higher net paid losses.
Long-term compensation items affecting cash flows from operations
During the nine months ended September 30, 2019 and 2018, Sirius Group made long-term incentive payments totaling $2 million and $6 million, respectively.
Cash flows from investing and financing activities for the nine months ended September 30, 2019 and 2018
Cash flows (used for) investing activities were $(51) million and $(208) million for the nine months ended September 30, 2019 and 2018, respectively. The current period reflected lower net purchases of common equity securities, partially offset by higher net purchases of short-term investments.
Cash flows (used for) provided from financing activities were insignificant for the nine months ended September 30, 2019 and $1 million for the nine months ended September 30, 2018, respectively.
Financing and other capital activities
During the nine months ended September 30, 2019, Sirius Group paid $9 million of interest on the 2016 Senior Notes and $9 million of interest on the 2017 SEK Subordinated Notes.
During the nine months ended September 30, 2018, Sirius Group paid $9 million of interest on the 2016 Senior Notes and $9 million of interest on the 2017 SEK Subordinated Notes.
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
As disclosed in our 2018 Annual Report, we believe that the material items requiring such subjective and complex estimates are our:
Loss and LAE Reserves
Fair Value Measurements
Goodwill and Intangible Assets
Premiums
Earnout Obligations
Income Taxes
There have been no material changes to the Company's critical accounting estimates for the nine months ended September 30, 2019. For additional information regarding our critical accounting estimates, refer to our 2018 Annual Report.
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
As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, Sirius Group's management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Sirius Group's disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Exchange Act to be recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Sirius Group's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
CMIG International, which is approximately 82% owned by CMIG, indirectly holds approximately 87% of the voting control over the Sirius Group common shares as of September 30, 2019, through CMIG International's wholly-owned Bermuda holding company, CM Bermuda. In April 2019, subsidiaries of CMIG announced the existence of certain asset freeze orders relating to CMIG's Chinese subsidiaries and cross-defaults, relating to, among others, approximately US$300 million and US$500 million on certain of CMIG's subsidiaries' bonds not within the chain of control of Sirius Group. Since then, the US$300 million bonds were subsequently accelerated and repaid in full; and, the noteholders agreed to extend the maturity date of the US$500 million notes from August 2, 2019 to August 2, 2020 and reduce the total aggregate principal amount to US$450 million in connection with the payment of a US$50 million mandatory partial redemption. In addition, on October 28, 2019, CMIG, through one of its subsidiaries, informed the holders of the US$500 million notes that are now due in 2020 that CMIG has been progressing with investment and asset dispositions with respect to certain non-core businesses and investment projects and expects to use the proceeds from these dispositions to repay the notes and redeem an aggregate principal amount of US$130 million of the notes with any interest accrued and unpaid thereon by June 2020. CMIG previously announced in mid-2019 that it was uncertain that certain super and short-term commercial paper obligations in the amount of approximately US$220 million and US$113 million would be timely repaid. However, these obligations were eventually repaid in full five and three days after the maturity date, respectively. In early 2019, a CMIG subsidiary announced that a previously declared US$30 million dividend would be delayed due to concerns regarding a possible cash shortfall following the payment of the dividend. There were also previous public announcements by CMIG during 2019 that disclosed that an onshore creditors committee had been formed to stabilize the current situation and maintain the operations of CMIG.
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
Furthermore, certain of the risks and uncertainties identified in Sirius Group's 2018 Annual Report have been heightened as a result of the CMIG Defaults, including those related to:

•
Sirius Group's reliance on financial strength and creditworthiness ratings.  Following the April 2016 acquisition of Sirius Group by CMIG International, A.M. Best temporarily issued a negative outlook in its rating of Sirius Group. The negative outlook reflected A.M. Best's concern over the credit profile of CMIG, represented by CMIG's high financial leverage. Fitch similarly lowered Sirius Group's rating by one notch due to its concern over CMIG's short operating history, rapid business growth and high and increasing leverage. The CMIG Defaults may prompt rating agencies to take additional actions to downgrade and/or place a negative watch/outlook on Sirius Group's ratings, which may have a material adverse effect on Sirius Group's business, prospects, financial condition and results from operations. On April 23, 2019, as a result of the deepening debt and liquidity difficulties at CMIG evidenced by the CMIG Defaults, Fitch placed Sirius Group's ratings on negative watch. On October 21, 2019, Fitch removed Sirius Group's ratings from negative watch but maintained a one-notch lower adjustment due to CMIG's ownership of Sirius Group. At the same time, Fitch noted

that Sirius Group's corporate governance structure has not been tested under a high stress event. A.M. Best and Standard & Poor's have left Sirius Group's ratings unchanged. A downgrade, withdrawal or negative watch/outlook in Sirius Group's credit ratings, including as a result of the CMIG Defaults, could result in higher borrowing costs, termination of certain reinsurance contracts, posting of collateral, more limited means to access capital and volatility in our stock price.

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

10.1
Supplemental Indenture, dated as of October 28, 2019, between Sirius International Group, Ltd. and The Bank of New York Mellon, as trustee relating to the First Supplemental Indenture, dated as of November 1, 2016 in regards to the 4.600% Senior Notes due 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sirius International Insurance Group, Ltd. on October 28, 2019).

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

SIRIUS INTERNATIONAL INSURANCE GROUP, LTD. (Registrant)

Date: November 8, 2019	By:	/s/ KERNAN "KIP" V. OBERTING
Kernan "Kip" V. Oberting President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2019	By:	/s/ RALPH A. SALAMONE
Ralph A. Salamone Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)