Form 10-K/A
period 2019-12-31
Sirius International Insurance Group, Ltd.
filed 2020-04-21
CIK 1744894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________________________________

Form 10-K/A

(Amendment No. 1)

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

At April 1, 2020, the number of outstanding common shares of the registrant was 115,299,341.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Sirius International Insurance Group, Ltd. (the “Company”) for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2020 (the “Original 10-K”). The Company is filing this Amendment to provide the information required in Part III of Form 10-K.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Because no financial statements are contained with this Amendment, certifications pursuant to Section 906 of Sarbanes-Oxley are not included. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, this Amendment does not amend any other information set forth in the Original 10-K, and the Company has not updated disclosures included therein to reflect any subsequent events.

SIRIUS INTERNATIONAL INSURANCE GROUP, LTD.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Sirius Group’s global strategy is overseen by the Board of Sirius Group. Our Board is currently composed of seven directors. The number of members on our Board may be fixed by a majority vote of the members of our Board. Our directors are elected annually to serve until the next annual meeting of shareholders, and each will hold office until his or her successor has been duly elected or appointed or his or her office is otherwise vacated.

Kernan (Kip) V. Oberting

Chief Executive Officer (“CEO”) and President, Sirius Group

Age: 50

Director Since: February 2019

Committees:

•     None

Other Current Public Directorships:

•     None

Other Previous Public Directorships During Last Five Years:

•     None

Current and Past Positions:

•        Mr. Oberting was appointed as the CEO of Sirius Group on February 9, 2019. He also serves as the President of Sirius Group, a role he has held since September 2018. He was previously the Chief Financial Officer of Sirius Group from 2016 to 2019 and President, Sirius Capital Markets, Inc. since 2015.

•        Prior to that, Mr. Oberting served as a Senior Partner of White Mountains Capital, Inc. from July 2012 until April 2016.

•        From 2008 to 2012, Mr. Oberting was the founder and Managing Member of Oakum Bay Capital (f/k/a KVO Capital Management).

•        From 2004 to 2008, Mr. Oberting served as Executive Vice President and Chief Financial Officer of Montpelier Re Holdings, Ltd.

•        Mr. Oberting previously worked for White Mountains entities from 1995 to 2004 in various capacities.

•        Prior to White Mountains, Mr. Oberting was a trader at CS First Boston (Japan) from 1993 to 1995.

•        Mr.Oberting received his B.A. from Dartmouth College.

Key Qualifications, Experience and Attributes:

Our Board considered Mr. Oberting’s extensive knowledge of Sirius Group’s business, having served as its CEO and President presently and as CFO in the past, among other roles, and his overall reputation and experience in the insurance and reinsurance industry.

Meyer (Sandy) Frucher

Strategic Advisor to Nasdaq, Inc. & Non-Executive Chairman of the Board, Sirius Group Age: 73

Current and Past Positions:

•      Since January 1, 2020, Mr. Frucher has been Strategic Advisor to Nasdaq Inc.

•      He was formerly Vice Chairman of Nasdaq, Inc., a corporation that owns and operates the Nasdaq Stock Market, a position he held from 2008 to 2019.

•      Mr. Frucher also serves as a director of The Options Clearing Corporation, a position he has held since 2000.

Director Since:

August 2016

Committees:

•     Nominating & Corporate Governance (C)

•     Compensation

Other Current Public Directorships:

•     None

Other Previous Public Directorships During Last Five Years:

•     None

•      From 1998 to 2008, Mr. Frucher served as Chairman and Chief Executive Officer of the Philadelphia Stock Exchange.

•      Mr. Frucher has also served in various government positions, including as the chief labor negotiator for New York State, Chief Executive Officer of Battery Park City Authority and Chief Executive Officer of the School Construction Authority.

•      He received a B.A. from Columbia University and a M.P.A. from the John F. Kennedy School of Government, Harvard University.

Key Qualifications, Experience and Attributes:

Our Board considered Mr. Frucher’s extensive capital markets and corporate finance experience, as well as his expertise in the areas of corporate governance and strategic planning, and his qualification as an independent director.

Sabrina Maguire

Head of Legal, Sun Hung Kai & Co. Limited

Age: 52

Director Since: February 2020

Committees:

•     Finance (C)

Other Current Public Directorships:

•     None

Other Previous Public Directorships During Last Five Years:

•     None

Current and Past Positions:

•       Ms. Maguire has served as the Head of Legal for Sun Hung Kai & Co. Limited since January 2019.

•        Prior to joining Sun Hung Kai & Co., Ms. Maguire worked in various capacities at General Electric, including as Executive Counsel Investigations, Asia at General Electric from January 2017 to December 2017, General Counsel – SE Asia & Greater China at GE Capital from April 2014 to December 2016, General Counsel – Structured Finance & CDF HK/Singapore, GE Capital from July 2011 – April 2014, and Senior Counsel – GES Asia & Capital Markets Asia, GE Capital from June 2008 – July 2011.

•        Ms. Maguire also served as Partner, Structured Finance of Latham Watkins LLP (Hong Kong) where she worked from 1997 to 2008.

•        Ms. Maguire also serves on the Board of Directors of CMIG International Holding Pte. Limited as a representative of its minority investor, Sun Hung Kai & Co. Limited.

•        She has a B.A. from Harvard University and a J.D. from Boston University School of Law.

Key Qualifications, Experience and Attributes:

Our Board considered Ms. Maguire’s extensive legal experience in the specialty of structured finance in the Asian markets, her service as a director of CMIG International Holding Pte. Ltd. (“CMIG International”), and the request of CMIG International for Ms. Maguire to serve as CMIG International’s representative on the Board.

Robert L. Friedman

Private Investor

Age: 60

Director Since: August 2016

Committees:

•     Audit & Risk Management

•     Finance

Other Current Public Directorships:

•     None

Other Previous Public Directorships During Last Five Years:

•     None

Current and Past Positions:

•        He served as the Chief Executive Officer and Chief Investment Officer of Savannah Baltimore Capital Management, LLC, an investment firm, from 2005 until 2007.

•        In 1988, Mr. Friedman joined the Mutual Series Funds as an insurance analyst, and later served as a Vice President.

•        From 1996 until 2001, Mr. Friedman served as Senior Vice President of Franklin Mutual Series Funds, as well as a Portfolio Manager and, from 1998 to 2000, as Chief Investment Officer.

•        He has a B.A. from Johns Hopkins University, an M.B.A. from the University of Pennsylvania’s Wharton School and an A.L.M. from Harvard University Extension School.

Key Qualifications, Experience and Attributes:

Our Board considered Mr. Friedman’s extensive experience with investment portfolio matters, having served as a Chief Investment Officer of two investment firms, his lengthy experience as an insurance analyst as well as his knowledge of White Mountains Insurance Group (the former parent of Sirius Group), and his qualification as an independent director.

Alain M. Karaoglan

Senior Vice President, New York Life Insurance

Age: 57

Director Since: November 2018

Committees:

•     Audit & Risk Management

•     Nominating & Corporate Governance

•     Finance

Other Current Public Directorships:

•     None

Other Previous Public Directorships During Last Five Years:

•     None

Current and Past Positions:

•        He has served as Senior Vice President, New York Life Insurance since September 2019.

•        Mr. Karaoglan previously served as the Chief Operating Officer of Voya Financial, Inc. (“Voya”), a financial, retirement, investment and insurance company, a position he had held from 2012 until 2018, and from 2011 to 2012, Mr. Karaoglan also served as Executive Vice President, Finance and Strategy of Voya.

•        Prior to joining Voya, Mr. Karaoglan was Senior Vice President, Divestiture, for AIG from 2009 to 2011. Prior to AIG, from 2007 to 2009, Mr. Karaoglan was Managing Director, Equity Research, for Bank of America Securities LLC.

•        From 2000 to 2007, he was Managing Director, North American Equity Research, at Deutsche Bank Securities Inc.

•        Previously, from 1997 to 2000, he was an equity research analyst at Donaldson Lufkin & Jenrette after being in investment banking for approximately 10 years (1988 to 1997) at First Boston Corporation and, at Bear Stearns in the role of Managing Director.

•        Mr. Karaoglan received his bachelor’s degrees, both magna cum laude, in business administration and economics from Pepperdine University, and received his M.B.A. from Dartmouth College’s Tuck School of Business.

Key Qualifications, Experience and Attributes:

Our Board considered Mr. Karaoglan’s extensive leadership experience in global insurance and investment management companies, as well as his status as an Audit & Risk Management Committee financial expert based on his role as Chief Operating Officer of Voya, and his qualification as an independent director.

Rachelle C. Keller

Former COO for the Prime, Futures and Securities Services division of Citigroup, NA

Age: 57

Director Since: November 2018

Committees:

•     Audit & Risk Management (C)

•     Compensation (C)

•     Nominating & Corporate Governance

Other Current Public Directorships:

•     None

Other Previous Public Directorships During Last Five Years:

•     None

Current and Past Positions:

•     Ms. Keller previously served as a Managing Director for Citibank, NA (“Citi”), the institutional division of the financial services multinational Citigroup, from 2011 to her retirement in 2018, as Global Chief Operating Officer for Prime, Futures and Securities services from 2014 to 2018, and as Global Head of Costing and Analytics, from 2011 to 2013.

•     From 2008 to 2011, Ms. Keller served as Chief Financial Officer for the Institutional Product Group, the brokerage division of Fidelity Investment LLC.

•     Prior to that, Ms. Keller was Managing Director at JP Morgan Chase & Co. and served in a variety of roles, including Chief Financial Officer of Treasury & Securities services.

•     Prior to joining JP Morgan Chase & Co., Ms. Keller was a Certified Public Accountant at various public accounting firms. She is a member of Arkansas State University’s Founder’s Circle, where she graduated with a bachelor’s degree in accounting.

Key Qualifications, Experience and Attributes:

Our Board considered Ms. Keller’s extensive experience in finance and accounting and her experience as the Chief Operating Officer for the Prime, Futures and Securities Services division of Citi, and as the Chief Financial Officer of the Institutional Products Group of Fidelity Investments, LLC, and the Treasury and Security Services division of JP Morgan Chase, all of which qualifies her as an Audit & Risk Management Committee financial expert, as well as her qualification as an independent director.

James (Jim) B. Rogers, Jr.

Private Investor

Age: 77

Director Since: November 2018

Committees:

•     Compensation

•     Other Current Public Directorships:

•     Four publicly traded funds of Virtus Investment Partners, PJSC PhosAgro, Geo Energy Resources Limited, Ananti, Inc., Nanomedics Co. Ltd.

Other Previous Public Directorships During Last Five Years:

•     Spanish Mountain Gold Limited, Sinofortune Financial Holdings Limited; Crusader Resources Limited and Fab Universal Corp.

Current and Past Positions:

•     Mr. Rogers is an active author, financial commentator and international investor. He has previously served as a professor of finance at the Columbia University Graduate School of Business.

•      Mr. Rogers previously co-founded the Quantum Fund, is the author of several books, and also is a financial commentator worldwide. He has been frequently featured in Time, The Washington Post, The New York Times, Barron’s, Forbes, Fortune, The Wall Street Journal and many other media outlets worldwide.

•      He currently serves on the Board of four publicly traded funds operated by Virtus Investment Partners, as well as the Board of PJSC PhosAgro, Geo Energy Resources Limited, Ananti, Inc. and Nanomedics Co. Ltd. Mr. Rogers serves on the Audit Committee of the Boards of two of the publicly traded funds operated by Virtus Investment Partners and PJSC PhosAgro.

•      Mr. Rogers graduated from Yale University in 1964 with a bachelor’s degree in history and from Oxford University in 1966 with a second bachelor’s degree in philosophy, politics and economics.

Key Qualifications, Experience and Attributes:

Our Board considered the breadth of his experience on public company boards and his extensive experience as an author, financial commentator and international investor, as well as his qualification as an independent director.

COMMITTEES OF THE BOARD

The standing committees of the Sirius Group Board consist of an Audit & Risk Management Committee, a Compensation Committee, a Nominating & Corporate Governance Committee and a Finance Committee. Each of the Audit & Risk Management, Compensation and Nominating & Corporate Governance Committees are comprised entirely of independent directors. In addition, the members of the Audit & Risk Management Committee meet the enhanced independence standards set forth in Nasdaq listing standards and Rule 10A-3 under the Securities Exchange Act of 1934 (the “Exchange Act”), and two members qualify as an “audit committee financial expert” as such term is defined in applicable SEC rules. The written charters for each of these committees meet the requirements of Nasdaq listing standards and are available on our website at ir.siriusgroup.com.

AUDIT & RISK MANAGEMENT COMMITTEE – Robert L. Friedman – Alain M. Karaoglan – Rachelle C. Keller Number of Meetings in Fiscal 2019: 8

Responsibilities

The Audit & Risk Management Committee is responsible for, among other things:

•     the appointment, compensation and oversight of the work of the independent auditor;

•     reviewing and discussing with management and the independent auditor the accounting practices and systems of internal accounting controls of Sirius Group, as applicable;

•     reviewing financial reports, accounting and financial policies in general, and procedures and policies with respect to internal accounting controls;

•     reviewing the independence qualifications and quality controls of the independent auditor;

•     oversight of the Company’s internal audit department

•     overseeing the Company’s compliance with legal and regulatory requirements;

•     approving all auditing services and permitted non-audit services to be performed by the independent auditor; and

•     assisting the Board with its oversight of the Company’s enterprise risk management, including the significant policies, procedures and practices employed to manage cyber risk, liquidity risk, credit risk, market risk and insurance risk.

COMPENSATION COMMITTEE – Meyer (Sandy) Frucher – Rachelle C. Keller – James (Jim) B. Rogers, Jr. Number of Meetings in Fiscal 2019: 6

Responsibilities

The Compensation Committee is responsible for, among other things:

•      reviewing and developing general compensation policies;

•      reviewing and approving the compensation of the Chief Executive Officer and other executive officers, including salary, annual incentive, long-term incentive and equity compensation and any other perquisites;

•      granting awards under equity incentive plans;

•      overseeing administration of other employee benefit plans; and

•      making recommendations regarding director compensation.

NOMINATING & CORPORATE GOVERNANCE COMMITTEE – Meyer (Sandy) Frucher – Alain M. Karaoglan – Rachelle C. Keller Number of Meetings in Fiscal 2019: 4

Responsibilities

The Nominating & Corporate Governance Committee is responsible for, among other things:

•      identifying individuals qualified for membership on the Board and its committees;

•      recommending individuals to the Sirius Group Board for nomination as members of the Board;

•      advising and making recommendations to the Sirius Group Board on corporate governance matters and the overall governance structure of Sirius Group and the Board; and

•      reviewing Sirius Group’s position and policies that relate to current and emerging economic, social and governance public policy of significance to Sirius Group.

FINANCE COMMITTEE – Robert L. Friedman – Alain M. Karaoglan – Sabrina Maguire Number of Meetings in Fiscal 2019: 4

Responsibilities

The Finance Committee is responsible for, among other things:

•     formulating Sirius Group’s investment policy and investment guidelines;

•      reviewing the performance and asset allocation of Sirius Group’s investment portfolio on a regular basis; and

•      monitoring the capital, debt, and corporate structure of Sirius Group and, in coordination with the Audit & Risk Management Committee, reviewing the adequacy of risk management.

KEY:  - Audit Committee Financial Expert  - Committee Chair

CORPORATE GOVERNANCE

Corporate Governance Guidelines

The Board has adopted a set of Corporate Governance Guidelines which describe the corporate governance policies of Sirius Group and, together with Sirius Group’s other governing documents, provide a framework for the functioning of the Board and its committees. The Corporate Governance Guidelines are available on our website at ir.siriusgroup.com.

Code of Business Conduct

Sirius Group has adopted a Code of Business Conduct that applies to all directors, officers and employees in carrying out their responsibilities to, and on behalf of, Sirius Group. The Code of Business Conduct is available on our website at ir.siriusgroup.com. If we make amendments to the Code of Business Conduct or grant any waiver that we are required to disclose, we will disclose the nature of such amendment or waiver on our website.

Independence of Directors

Our Board consists of seven directors. The Board has determined that each of Messrs. Friedman, Frucher, Karaoglan and Rogers and Ms. Keller qualifies as an independent director, as the term is currently defined under Nasdaq Listing Rule 5605(a)(2). The Board considered that Sirius Group common shares are listed on Nasdaq, and Mr. Frucher’s previous service as Vice Chairman of, and current service as strategic advisor to, Nasdaq, Inc. Mr. Frucher has notified Nasdaq, Inc. of this relationship. Mr. Oberting is not an independent director because he currently serves as CEO of Sirius Group. Ms. Maguire was determined to not be an independent director due to her appointment to the Board of Sirius Group as the representative director of CMIG International, which owns 100% of CM Bermuda, our majority shareholder.

The independent directors meet in regularly scheduled executive sessions, without management participation.

Mr. Allan L. Waters served as a director during 2019 and was not an independent director because he served as CEO of Sirius Group during the time he served as director.

Mr. Laurence Liao served as a director during 2019 and Mr. Raymond Tan served as a director from August 2019 to February 2020 and both Messrs. Liao and Tan were not independent directors due to their service as executive officers of CMIG International.

Shareholders Agreement

The Company entered into a shareholders agreement (the “Shareholders Agreement”) with certain investors that purchased the Series B Preference Shares (the “Preference Share Investors”) and CM Bermuda with respect to the governance of Sirius Group, the voting of CM Bermuda’s common shares, the repurchase of CM Bermuda’s common shares and certain other matters.

Pursuant to the Shareholders Agreement, until November 5, 2021: (i) CM Bermuda will vote in favor of the election of the number of Independent Directors (as such term is defined in the Shareholders Agreement) as is necessary to provide that at least a majority of the Board of Sirius Group is comprised of Independent Directors; and (ii) CM Bermuda will not vote in favor of the removal of any director (other than any director affiliated with CM Bermuda) other than for cause. After November 5, 2021 (or earlier in the event of an increase to the size of the Board), CM Bermuda will not vote in favor of the election of any director not then serving on the Board (including any election to fill a vacancy then existing on the Board as a result of death, resignation, removal, expansion of the Board or otherwise) who is not an Agreed Director. “Agreed Director” means an Independent Director mutually agreeable to CM Bermuda and Preference Share Investors representing a majority of the Sirius Group Series B preference shares; provided, that if CM Bermuda and the Preference Share Investors have not identified an Agreed Director after negotiating in good faith for a period of 60 days, then an Agreed Director means any Independent Director recommended for election by the Nominating & Corporate Governance Committee of the Sirius Group Board.

Pursuant to the Shareholders Agreement, CM Bermuda will also agree to vote (i) in favor of a Qualified Sale Transaction (as such term is defined in the Shareholders Agreement) that is approved by a majority of Independent Directors and 80% of Sirius Group’s voting shares after November 5, 2019, and (ii) against any merger, amalgamation, consolidation or similar transaction or any sale or transfer of all or substantially all of Sirius Group’s consolidated assets, in each case where the per share value of the consideration received by CM Bermuda in such transaction is greater than the per share value of the consideration received by any other holder of Sirius Group common shares.

The Shareholders Agreement also grants the Preference Share Investors tag-along rights to the extent Sirius Group agrees to repurchase or redeem any common shares held by CM Bermuda.

The Shareholders Agreement terminates on the date that fewer than 25% of the Sirius Group Series B preference shares issued in the Sirius Group Private Placement are outstanding, and earlier with respect to any Preference Share Investor at the time that it or its affiliates or permitted assigns ceases to own any Sirius Group Series B preference shares.

Board Leadership Structure

The Board reviews the Company’s leadership structure from time to time. As part of the transition of the role of CEO from Mr. Waters to Mr. Oberting in early 2019, the Board determined that a split in the role of Chairman of the Board and CEO was appropriate and in the best interests of our shareholders. At that time, Mr. Frucher was elected as Interim Non-Executive Chairman of the Board. In November 2019, our Board determined that Mr. Frucher should continue serving in that role on an ongoing basis and was affirmed as Non-Executive Chairman of the Board. Our Board has no policy requiring that the positions of the Chairman of the Board and the CEO be separate or that they be occupied by the same individual. Our Board believes that this matter is properly addressed as part of the succession planning process and that it is in the best interests of the Company for our Board to determine whether to combine the positions from time to time. At this time, our Board believes that the independent Non-Executive Chairman arrangement serves the Company well. In addition to chairing meetings of the Board and meetings of the shareholders, the Non-Executive Chairman of the Board has significant additional responsibilities, including (i) having the authority to call meetings of the Board; (ii) setting the agendas for the Board meetings and executive sessions in consultation with the chairs of applicable committees of the Board; (iii) leading executive sessions of the Board; (iv) briefing the CEO on issues arising in the executive sessions, as appropriate; (v) facilitating discussion among the independent directors on key issues and concerns outside of a Board meeting and serving as a non-executive conduit to the CEO of the views, concerns and issues of the independent directors; (vi) overseeing that orders and resolutions of the Board are carried into effect; and (vii) performing such other duties and responsibilities as requested by the Board.

Succession Planning

The Compensation Committee reviews short-and long-term succession plans for the CEO and other senior management positions and reports its recommendations to the Board (or, in the committee’s discretion, to the non-management members of the Board). The Compensation Committee works with the Board in identifying potential successors. In February 2019, the Compensation Committee and Board implemented its succession plan to transition the role of CEO from Mr. Waters to Mr. Oberting.

Nomination of Directors

At an appropriate time prior to each annual general meeting of shareholders at which directors are to be elected, the Nominating & Corporate Governance Committee recommends to the Board for nomination by the Board such candidates as the Nominating & Corporate Governance Committee, in the exercise of its judgment, has found to be well qualified and willing and available to serve. In addition, the Nominating & Corporate Governance Committee recommends candidates to serve on the Board at other times during the year, as needed.

As set forth in the Company’s Corporate Governance Guidelines, in evaluating the suitability of director candidates, the Nominating & Corporate Governance Committee and the Board may take into account many factors such as business and industry experience, educational and professional background, analytical ability, diversity of experience, backgrounds and viewpoint and willingness to devote adequate time to Board duties. The Nominating & Corporate Governance Committee will also consider whether the candidate would be independent under Nasdaq listing standards and take into account any other applicable law, regulation or rule. The Board evaluates each individual in the context of the Board as a whole with the objective of retaining a group that can best perpetuate the Company’s success and represent shareholder interests through sound judgment. While the Board does not have a formal policy for the consideration of diversity in identifying nominees for directors, the Nominating & Corporate Governance Committee evaluates the composition of the Board to ensure that the Board encompasses a broad range of skills, expertise, industry knowledge and diversity of background and experience.

The Nominating & Corporate Governance Committee will identify and consider candidates suggested by outside directors, management and/or shareholders and evaluate them in accordance with its established criteria. In addition, CM Bermuda has certain rights to nominate directors and the Nominating & Corporate Governance Committee must follow those requirements as long as the Company is subject to those requirements. Ms. Maguire was identified by CM Bermuda as a nominee for membership on the Board pursuant to these rights. See “Shareholders Agreement” above.

Director candidates recommended by shareholders will be considered in the same manner as recommendations received from other sources. If a shareholder desires to recommend a director candidate for consideration by the Nominating & Corporate Governance Committee, recommendations should be sent in writing to the Secretary, Sirius International Insurance Group, Ltd., 14 Wesley Street, 5th Floor, Hamilton HM 11, Bermuda, together with appropriate biographical information concerning each proposed director candidate, consistent with the biographical information requested for director nominees as set forth in the Bye-Laws of the Company. The Nominating & Corporate Governance Committee may request additional information concerning the director candidate as it deems reasonably necessary to determine the eligibility and qualification of the director candidate to serve as a member of our Board.

Board and Committee Self-Evaluations

The Board conducts an annual self-evaluation of the Board as a whole and each of its committees to determine whether they are functioning effectively and meeting their objectives and goals. Our processes enable directors to provide anonymous and confidential feedback, which is then reviewed and addressed by the independent directors led by the Non-Executive Chairman of the Board. In addition, each committee’s chair reviews the feedback with each of their respective Committees in order to promote the effectiveness of the Board and each committee. Following the review, changes in practices or procedures are considered and implemented, as appropriate. The Board finds that this process generates robust comments, and provides the Board the opportunity to make changes designed to increase Board effectiveness and efficiency. The Nominating & Corporate Governance Committee in conjunction with the Non-Executive Chairman of the Board oversees the annual self-evaluation process.

Board Meetings

During 2019, our Board held nine meetings (including regularly scheduled and special meetings). Also, during 2019, the Audit & Risk Management Committee met eight times, the Compensation Committee met six times, the Nominating & Corporate Governance Committee met four times and the Finance Committee met four times.

During 2019, each person currently serving as a director attended at least 75% of the aggregate of (i) the total number of meetings of our Board held during the period for which he or she was a director and (ii) the total number of meetings held by all committees of our Board on which such director served during the period for which he or she served. As set forth in our Corporate Governance Guidelines, our directors are expected to attend the annual general meetings of shareholders. All of but one of our then current directors attended the 2019 annual general meeting of shareholders (the “2019 annual meeting”).

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2019, there were no compensation committee interlocks or insider participation. During 2019, the members of the Compensation Committee were James (Jim) B. Rogers, Jr., Meyer (Sandy) Frucher and Rachelle C. Keller. None of the members of the Compensation Committee during fiscal year 2019 was an officer or employee of the Company, and, during fiscal year 2019, no executive officer of the Company served on the board and/or compensation committee of any company that employed as an executive officer any member of the Board and/or the Compensation Committee. None of the members of the Compensation Committee during fiscal year 2019 had any relationships requiring disclosure under Item 404 of Regulation S-K for fiscal year 2019.

Board Role in Risk Oversight

Our Board takes an enterprise-wide approach to risk management that seeks to complement our organizational objectives, strategic objectives, long-term organizational performance and the overall enhancement of shareholder value. Our Board assesses and considers the risks we face on an ongoing basis, including risks that are associated with our financial position, our competitive position, catastrophic events and other risks germane to the insurance and reinsurance industry. In addition, our Board reviews and assesses information regarding cybersecurity risks with management. Our Board’s approach to risk management includes understanding the risks we face, analyzing them with the latest information available and determining the steps that should be taken to manage those risks, with a view toward the appropriate level of risk for a company of our size and financial condition.

Our committees assist the Board in its risk oversight function as follows:

•      Our Audit & Risk Management Committee is responsible for oversight of our enterprise risk management including the Company’s management over cyber risk, liquidity risk, credit risk, market risk, operation risk, financial risk, and compliance risk. In exercising its oversight responsibilities, the Audit & Risk Management Committee oversees management’s process of identifying areas of major risk exposure facing Sirius Group and the steps management has taken to monitor and control those risk exposures.

•      Our Compensation Committee is responsible for oversight of risk associated with our compensation plan.

•      Our Nominating & Corporate Governance Committee is responsible for oversight of risk associated with Board processes and corporate governance. The Nominating & Corporate Governance Committee also reports to the Board the Company’s position and policies that relate to current and emerging economic, social and governance issues for purposes of risk management, long-term business strategy and otherwise.

As needed at regular meetings of our Board, the committee members report to the full Board regarding matters reported and discussed at any committee meetings, including any matters relating to risk assessment or risk management. Our Chief Executive Officer, Chief Financial Officer and Chief Risk Officer regularly attend meetings of these committees when they are not in executive session, and often report on matters that may not be otherwise addressed at these meetings. In addition, our directors are encouraged to communicate directly with members of management regarding matters of interest, including matters related to risk, at times when meetings are not being held.

Communications with the Board of Directors

Any shareholder who wishes to communicate with our Board or any individual director may send written communications to our Board or such director c/o Secretary, Sirius International Insurance Group, Ltd., 14 Wesley Street, 5th Floor, Hamilton HM 11, Bermuda. The communication must include the shareholder’s name, address and an indication that the person is our shareholder. The Secretary will review any communications received from shareholders and will forward such communications to the appropriate director or directors, or committee of our Board, based on the subject matter.

The Board, on behalf of itself and our other non-management directors, has established procedures to enable employees or other parties who may have a concern about conduct or policies to communicate that concern. Our employees are encouraged and expected to report any conduct which they believe in good faith to be an actual or apparent violation of our Code of Business Conduct. In addition, as required under the Sarbanes-Oxley Act of 2002, the Audit & Risk Management Committee has established procedures pertaining to receiving, retaining and treating complaints received regarding accounting, internal accounting controls or auditing matters, and with respect to the confidential, anonymous submission by Company employees of concerns regarding, among other things, questionable accounting or auditing matters. These communications may be anonymous, and may be submitted in writing, e-mailed or reported by phone through various internal and external mechanisms. Our Code of Business Conduct prohibits any employee or director from retaliating or taking any adverse action against anyone for raising or helping to resolve an integrity concern.

Delinquent Section 16(a) Reports

The members of our Board, executive officers and beneficial holders of more than ten percent of our outstanding common shares comply with the reporting requirements of Section 16(a) of the Exchange Act which requires them to file reports with respect to their ownership of our securities. To our knowledge, based solely upon our review of Section 16 reports filed with the SEC and written representations which we received from such persons for their 2019 fiscal year transactions in our common shares and their common share holdings, we believe that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by our directors, executive officers and greater than ten percent beneficial owners.

RELATED PERSON TRANSACTIONS

Transactions Related to the Merger

Sirius Group Private Placement

In connection with the closing of the Company’s merger with Easterly Acquisition Corp., which resulted in Sirius Group becoming a publicly listed company (the “Merger”), the Company completed a private placement of Series B preference shares, common shares and warrants (the “Sirius Group Private Placement”) completed the Sirius Group Private Placement at a price per share equal to (i) 1.05 multiplied by (ii) the Sirius Group September 30 Adjusted DBVPS, or $17.22447. Gross proceeds of the Sirius Group Private Placement, together with cash in the Easterly Trust Account assumed by Sirius Group upon the closing of the Merger aggregated to $268 million. Sirius Group’s previous Chief Executive Officer, Allan L. Waters, purchased 500,000 common shares in the Sirius Group Private Placement for an aggregate purchase price of approximately $8.6 million. Sirius Group’s Executive Vice President, Chief Risk Officer & Chief Actuary, Jeffrey W. Davis, purchased 41,000 common shares in the Sirius Group Private Placement for an aggregate purchase price of approximately $0.7 million. Robert L. Friedman, a director of Sirius Group, purchased 28,000 common shares in the Sirius Group Private Placement for an aggregate purchase price of approximately $0.5 million.

Shareholders Agreement

In connection with the closing of the Sirius Group Private Placement, Sirius Group, CM Bermuda and the Preference Share Investors entered into the Shareholders Agreement, which governs certain matters with respect to the governance of Sirius Group, the voting of CM Bermuda’s common shares, the repurchase of CM Bermuda’s common shares and certain other matters. See “Corporate Governance — Shareholders Agreement” for further information.

Common Shares Redemption Agreement

In connection with the Merger, the Company and CM Bermuda, the sole holder of the Company’s common shares prior to the Merger, entered into a Redemption Agreement, dated November 2, 2018, pursuant to which, effective as of the closing of the Merger, the Company redeemed 9,519,280 of the Company’s common shares at a price per share equal to $17.22447, the payment for which was funded from cash distributed by Sirius Bermuda (not out of the funds released from the Trust Account in connection with the consummation of the Merger) and paid in cash on November 16, 2018.

Also in connection with the Merger, after the filing of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, the Company completed a post-closing adjustment that was settled in cash to CM Bermuda. Based on the reported book value per share of $16.44 as of September 30, 2018, pursuant to the Merger Agreement, CM Bermuda was paid $1.6 million.

Related Person Transaction Policies and Procedures

The Board has approved policies and procedures with respect to the review and approval of certain transactions between Sirius Group and a “Related Person,” or a “Related Person Transaction,” which is referred to herein as the “Related Person Transaction Policy.” Under SEC rules, a “Related Person” is a director, officer, nominee for director or 5% shareholder and their immediate family members. Pursuant to the terms of the Related Person Transaction Policy, the Audit & Risk Management Committee or the disinterested members of the Board will review and decide whether to approve or ratify any Related Person Transaction. Any Related Person Transaction will be required to be reported to the Sirius Group legal department and the Sirius Group legal department will then determine whether it should be submitted to the Audit & Risk Management Committee for concurrent consideration by its disinterested members.

A “Related Person Transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) that would be reportable by Sirius Group under Item 404(a) of Regulation S-K in which Sirius Group (including any of its subsidiaries) was, is or will be a participant, the amount involved exceeds $120,000, and in which any Related Person had, has or will have a direct or indirect material interest.

Other than as disclosed above, there were no transactions between the Company and any Related Person since January 1, 2019, of the type or amount required to be disclosed under the applicable SEC rules.

DIRECTOR COMPENSATION

The Compensation Committee is responsible for reviewing and making recommendations to the Board regarding matters pertaining to compensation paid to directors for Board, committee and committee chair services. In making non-employee director compensation recommendations, the Compensation Committee takes various factors into consideration including, but not limited to, input received from the Compensation Committee’s independent compensation consultant, the responsibilities of the directors generally, as well as committee chairs, and the form and amount of compensation paid to directors by comparable companies. The Board reviews the recommendations of the Compensation Committee and determines the form and amount of director compensation. The table below sets forth the elements of our annual compensation program for our non-employee directors for the year ended December 31, 2019. The director compensation program has remained unchanged since the prior year except with respect to the addition of an annual retainer paid to and the incremental grant of Company restricted shares awarded to the Non-Executive Chairman of the Board. The Compensation Committee determined to award this additional retainer based upon a report presented by its independent compensation consultant which included an analysis of peer group and general market industry data.

Annual Compensation Retainers	Annual Fee
Board Retainer	$130,000
Non-Executive Chairman of the Board	$130,000
Audit & Risk Management Committee Chair	$30,000
Audit & Risk Management Committee Member	$10,000
Finance Committee Chair	$20,000
Finance Committee Member	$10,000
Compensation Committee Chair	$20,000
Compensation Committee Member	$7,500
Nominating & Corporate Governance Committee Chair	$20,000
Nominating & Corporate Governance Committee Member	$7,500

All retainers are paid quarterly in arrears in cash and are prorated based upon Board or chair service during the calendar year.

In addition, our non-employee directors are entitled to receive the following awards under the Company’s 2018 Omnibus Incentive Plan:

•	an automatic annual grant of restricted shares with a value of $90,000 based on the closing price of our common shares on the Nasdaq Global Select Market on the date of grant, which will generally vest one year from the date of grant.

•	a pro-rated restricted shares grant if he or she joins the Board following the date of the annual restricted share grant, but during the calendar year of the grant.

•	with respect to the Non-Executive Chairman of the Board, an annual grant of restricted shares with a value of $20,000 based on the closing price of our common shares on the Nasdaq Global Select Market on the date of grant, which will generally vest one year from the date of grant.

The table below summarizes the compensation paid by Sirius Group to our non-employee directors for the year ended December 31, 2019. Mr. Waters who served on the Board until February 2019 and Mr. Oberting did not receive any additional compensation for their service on the Board during 2019. Please see the “2019 Summary Compensation Table” for a summary of the compensation paid to Messrs. Waters and Oberting with respect to 2019. In addition, Mr. Tan and Mr. Liao did not receive any fees for their service on the Board during 2019. Ms. Maguire was appointed in February 2020 and does not receive compensation for her service.

2019 Director Compensation
Name	Fees Earned or Paid in Cash ($)(1)	Share Awards ($)(2)	All Other Compensation ($)	Total ($)
Meyer (Sandy) Frucher	$276,667	$110,000	—	$386,667
Robert L. Friedman	$150,000	$90,000	—	$240,000
Alain Karaoglan	$157,500	$90,000	—	$247,500
Rachelle C. Keller	$167,500	$90,000	—	$257,500
James (Jim) B. Rogers, Jr.	$157,500	$90,000	—	$247,500

(1)	Reflects amounts earned in 2019 for the annual Board retainer, committee chair retainers, and committee member retainers. The amount for Mr. Frucher reflects the additional retainer he receives as Non-Executive Chairman of the Board, pro-rated from January 30, 2019.

(2)	These amounts reflect the grant date fair value determined in accordance with Financial Accounting Standards Board Codification Topic 718, Compensation – Stock Compensation (“FASB ASC Topic 718”), of the annual grant of restricted shares to each non-employee director listed above under the 2018 Omnibus Incentive Plan.

The following table shows the number of restricted shares held by each of the non-employee directors as of December 31, 2019. Ms. Keller and Messrs. Friedman Frucher, Karaoglan and Rogers received a grant of 6,923 restricted shares on May 23, 2019 which vests on May 21, 2020, the date of the annual meeting, and, Mr. Frucher received an additional grant of 2,424 restricted shares on August 22, 2019 in connection with his appointment as Non-Executive Chairman of the Board which also vests on the date of the annual meeting. Messrs. Liao and Tan and Ms. Maguire are excluded from this table because they did not hold outstanding equity awards with respect to Sirius Group as of December 31, 2019.

Name	Number of Restricted Shares
Meyer (Sandy) Frucher	9,347
Robert L. Friedman	6,923
Alain Karaoglan	6,923
Rachelle C. Keller	6,923
James (Jim) B. Rogers, Jr.	6,923

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth information regarding the individuals who serve as our executive officers, excluding Mr. Oberting’s biographical information. Mr. Oberting’s biographical information can be found in the section entitled “Directors.”

Name	Age	Position
Kernan (Kip) V. Oberting	50	President and CEO, Sirius Group
Ralph A. Salamone	53	Executive Vice President, Chief Financial Officer, Sirius Group
Gene Boxer	45	Executive Vice President, Chief Strategy Officer & Group General Counsel, Sirius Group
Monica Cramér Manhem	60	President, Global Reinsurance and Managing Director, Sirius International Insurance Corporation (“Sirius International”)
Jeffrey W. Davis	55	Executive Vice President, Chief Risk Officer & Chief Actuary, Sirius Group

Mr. Salamone serves as Chief Financial Officer of Sirius Group, since February 2019. He also serves as the President and Chief Executive Officer of Sirius Global Services LLC, a position he has held since 2010. Ralph also served as the Senior Vice President, Chief Financial Officer and Treasurer at Sirius America Insurance Company from 2012 to 2019. Since joining Sirius Group in 1997, Mr. Salamone has been a key member of the Group’s executive financial team. Prior to joining Sirius Group, Mr. Salamone served as the Assistant Controller at Assurant. Mr. Salamone began his career in public accounting at PricewaterhouseCoopers, serving a variety of insurance clients as an audit manager.

Mr. Boxer serves as Executive Vice President, Chief Strategy Officer & Group General Counsel of Sirius Group. Mr. Boxer was appointed Chief Strategy Officer of Sirius Group in September 2018 and Executive Vice President and Group General Counsel of Sirius Group in August 2016. In August 2019, Mr. Boxer also assumed the additional responsibilities of overseeing the Sirius Group human resources function. From 2011 until 2015, Mr. Boxer served as Global General Counsel of Cushman & Wakefield, a commercial real estate services firm. From 2006 until 2011, Mr. Boxer served as a senior member of the Restructuring Group and Legal Mergers & Acquisitions Group of American International Group, Inc. (AIG). Prior to 2006, Mr. Boxer practiced at Milbank, Tweed, Hadley & McCloy LLP, focusing on mergers and acquisitions and securities offerings.

Ms. Cramér Manhem serves as President, Global Reinsurance since August 2019 and Managing Director of Sirius International. Ms. Cramér Manhem previously served as Chief Operating Officer of Sirius Group from September 2018 to August 2019. Ms. Cramér Manhem has been the Chief Executive Officer of Sirius International since March 2014, and also serves as the Chairperson of Sirius Bermuda. Prior to March 2014, Ms. Cramér Manhem served as Senior Vice President and Business Unit Head of Sirius International from January 2004 until March 2014. Ms. Cramér Manhem served in various positions at Sirius International prior to 2004, having joined a predecessor to Sirius Group in 1985.

Mr. Davis serves as Executive Vice President, Chief Risk Officer & Chief Actuary of Sirius Group. Mr. Davis has served as Executive Vice President, Chief Risk Officer & Chief Actuary of Sirius Group since April 2016. Mr. Davis previously served also as Senior Vice President and Chief Actuary at White Mountains from October 2008 until April 2016. In April 2016, Mr. Davis assumed the additional responsibilities as Chief Risk Officer for Sirius Group. Prior to joining Sirius Group, Mr. Davis served as Head of Central Reserving for Munich Re from 2005 until September 2008, and previously in various capacities at American Re-Insurance Company since 1999. Mr. Davis previously served as an actuary for Nationwide Insurance from 1991 until 1999.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) provides an overview of our executive compensation philosophy and the compensation provided to our named executive officers (“NEOs”) for 2019. As used in this CD&A, “we,” “our,” and “us” refer to Sirius Group.

Our NEOs for 2019 consist of our current principal executive officer (“CEO”), former CEO, principal financial officer (“CFO”) and the three most highly compensated executive officers other than the CEO and CFO, for the year ended December 31, 2019. References in our CD&A to “NEOs” refer to our NEOs other than our former CEO, unless the context suggests otherwise. For 2019, our NEOs were:

Name	Title
Kernan (Kip) V. Oberting	President and CEO and Former Executive Vice President, CFO
Ralph A. Salamone	Executive Vice President, CFO
Monica Cramér Manhem	President, Global Reinsurance, Sirius Group and Managing Director, Sirius International Insurance Corp. (“Sirius International”)
Gene Boxer	Executive Vice President, Chief Strategy Officer (“CSO”) & Group General Counsel
Jeffrey W. Davis	Executive Vice President, Chief Risk Officer (“CRO”) & Chief Actuary
Allan L. Waters	Former Chairman of the Board and CEO*

*	As of February 9, 2019, Mr. Waters departed from the Company and Mr. Oberting was appointed CEO.

Unless otherwise stated, references to CEO and CFO throughout the CD&A refer to Messrs. Oberting and Salamone, respectively, as each served in such capacity during the majority of 2019.

Executive Summary

Sirius Group’s Fiscal 2019 Compensation Highlights

Sirius Group’s fiscal 2019 executive compensation program was designed to be consistent with its executive compensation principles, pay-for-performance philosophy and commitment to sound corporate governance, as summarized below.

•	Significant Majority of NEOs’ Direct Compensation was At-Risk Compensation. The graphics below show that the fiscal 2019 target direct compensation for each NEO was weighted toward at-risk, variable incentive awards (in the form of both short-term cash incentives and equity incentives).

•	No gross-ups. With the elimination of Mr. Waters’ employment agreement the Company is not contractually required to pay 280G gross-ups.

•	Elimination of Bermuda Housing Costs. The Company eliminated the payment of Bermuda housing costs for its executive officers effective as of June 2019.

•	Focused Cash Compensation Increases. The only changes in target cash compensation for the NEOs in fiscal 2019 were base salary increases of approximately 25% and 3%, respectively, for each of Messrs. Salamone and Davis, with Mr. Salamone’s increase driven by his promotion to the position of CFO.

•	Annual Incentive and Long Term Incentive Compensation Payouts. Commensurate with our performance, paid annual cash incentive payments at 55% of the aggregate target pool amount, with individual NEO payouts based on business segment, functional and individual performance, and 2017-2019 long term incentive compensation at 2% of target.

•	Successful Management Transition. The Compensation Committee and the Board have taken several actions in recent years to facilitate long-term succession planning and recognize key executives who have made significant contributions to the Company’s success and retention. As further discussed on page 22, during 2019, the Board focused on CEO succession planning in fiscal 2019, culminating with the promotion of Mr. Oberting to the position of CEO and Mr. Salamone to the position of CFO.

•	Paid Retention Awards to senior executives, including the NEOs, to retain talent. Based on an analysis of peer data by Frederick W. Cook & Co. Inc. (“F.W. Cook”), the Compensation Committee’s independent consultant, and considering incentive compensation realized by and the forecasted long-term incentive compensation payout values for employees of Sirius Group, the Compensation Committee awarded certain employees of the Company cash and equity retention awards to support the continuity of such employees’ service to the Company, including certain of the NEOs. See Retention Awards below.

2019 Target Compensation Pay Mix*

*The graphics above display the annual direct compensation program applicable to our NEOs, which includes base salary, annual cash incentive and long-term incentive compensation. These graphics do not include or otherwise take into account the value of any retention awards or other compensation that were paid to our NEOs in 2019.

Summary of Our Executive Compensation Practices

The table below highlights certain executive compensation practices we have implemented that are designed to incentivize and drive performance as well as certain practices we have not implemented because we do not believe they would serve our shareholders’ interests.

What We Do	What We Don’t Do
We tie pay to performance by designing a significant portion of executive pay to be at-risk, 91% of the CEO’s 2019 compensation and, on average 76% of the other NEOs’ compensation, is at-risk	We do not reprice underwater stock options without stockholder approval
We mitigate undue risk in compensation programs through informed performance goal-setting that considers multiple financial and non-financial inputs	We do not award stock options with an exercise price below 100% of fair market value

We retain the services of an independent compensation consultant	We do not allow our directors, executive officers, employees and their related persons to pledge the Company’s securities as collateral for loans or for any other purpose
We generally consider market and industry data when setting executive pay, using the median as a reference point to understand the general market	We do not allow our directors, executive officers, employees and their related persons to hedge the Company’s securities
We offer double-trigger-change-in-control benefits	We do not provide tax gross-ups on perquisites
We grant performance share units that have a three-year performance period	We do not provide tax gross-ups on change in control benefits
We maintain a clawback policy applicable to executive officers in the event of a financial statement restatement
We offer our executives only limited perquisites We pay market based severance multiples upon a termination of employment

Results of Say-on-Pay Vote and Frequency of Say-on-Pay Outcomes

We held a non-binding advisory shareholder vote on the compensation of our NEO’s, commonly referred to as “say-on-pay” vote at our 2019 annual meeting. At our 2019 annual meeting, more than 99% of the votes cast were case in favor of the “say-on-pay” proposal. The Compensation Committee considered the result of this advisory vote to be an endorsement of our executive compensation program, policies, practices and philosophy and did not make any compensation changes to the 2019 compensation program as a result of the say-on-pay voting results. The Board and Compensation Committee will continue to consider the outcome of our say-on-pay votes when making future executive compensation decisions for our NEOs.

In light of the voting results with respect to the frequency of holding a non-binding advisory vote on executive compensation, the Board has determined that the Company will hold future non-binding advisory votes of shareholders to approve the compensation of the NEOs every year until the next non-binding advisory vote of shareholders on the frequency of shareholder votes on executive compensation in 2025, or until the Board otherwise determines a different frequency for such non-binding advisory votes.

Executive Compensation Philosophy

We believe that Sirius Group’s executive compensation program should be designed to align management incentives with the creation of shareholder returns over the long-term. For that reason, and as illustrated in the chart above, our senior executives have typically received the majority of their total target direct compensation (i.e., annual base salary, annual cash incentive awards and long-term incentive awards) in the form of long-term incentive compensation. We believe that delivering a significant portion of total direct compensation in the form of long-term incentive compensation, a significant portion of which is performance-based, focuses management on making decisions linked to optimizing the long-term economic performance of Sirius Group. The Compensation Committee believes that compensation goals should be predominantly objective and clearly measurable. We believe that effective compensation programs should be designed so that participants understand how their performance will be assessed and how performance will impact payouts under our incentive programs. Accordingly, Sirius Group has designed its long-term incentive compensation program with payouts based on financial performance compared to objective performance targets. Our annual cash incentive program is designed in a similar manner, but with Compensation Committee ability to adjust payouts to reflect individual performance, based on measurable individual and team performance achievements and a subjective assessment of performance. Sirius Group believes this design incentivizes management and employees to think like owners. The Compensation Committee also retains the ability to grant additional incentives as it deems appropriate to support the Company’s overall compensation philosophy and achievement of other business objectives.

Management Transition Compensation

The compensation of certain executive officers was revised in connection with the departure of Mr. Waters from the Company effective as of February 9, 2019. As Mr. Waters’ separation was a termination without cause (as defined in his employment agreement with the Company) in accordance with his employment agreement, Mr. Waters received a severance benefit equal to (i) one times his base salary immediately before his separation, (ii) an annual cash incentive payment for 2018 based on actual performance targets, and (iii) a payment in connection with his 2019 annual cash incentive based on actual performance but no less than his target cash incentive opportunity of one half of his base salary. Mr. Waters will provide advisory services to the Company for a period of time, during which period he will continue to vest in pending long-term incentive awards in accordance with his employment agreement. In connection with such services, Mr. Waters receives a fee of $30,000 per year and certain health care benefits. Unless earlier terminated by the Company for cause or due to his death or disability, the term of Mr. Waters’ advisory services under his employment agreement continues until the later of (i) the first date on which the expiration of his COBRA participation under Sirius Group’s applicable health plan would result in immediate Medicare eligibility (April 2021) and (ii) the last date on which his outstanding long-term incentive awards are earned in accordance with their terms.

Mr. Oberting was appointed CEO of the Company, effective as of February 9, 2019. In connection with this appointment, the Company entered into an employment agreement with Mr. Oberting, effective as of February 9, 2019. The employment agreement has an initial three-year term and automatically extends for one-year terms, unless either party provides notice of non-renewal at least 90 days prior to the expiration of the then-current term. Under the employment agreement. Mr. Oberting will receive an annual base salary of not less than $500,000, increasing to $1,000,000 on January 1, 2020, and is eligible to receive an annual cash incentive with a target opportunity of no less than 50% of base salary, increasing to 100% of base salary on January 1, 2020. In connection with his promotion, on February 27, 2019, the Compensation Committee granted Mr. Oberting a stock option award with a grant date value of $3,150,000, which will vest upon his continued employment through the third anniversary of the grant date, and a performance share unit equity award with three-year, cliff-vesting and a target payout level of $1,350,000, with vesting terms consistent with the annual equity grants made to the other NEOs. The employment agreement binds Mr. Oberting to certain non-solicitation and non-competition restrictions during the term of his employment and for a period of one year thereafter. If Mr. Oberting’s employment is terminated by the Company without cause or Mr. Oberting resigns for good reason, as such terms are defined in the employment agreement, he will receive a severance benefit equal to one times his base salary immediately before his termination and an annual cash incentive for the year of termination that is not less than his target annual cash incentive. In addition, if Mr. Oberting provides post-termination advisory services to the Company following such a termination or his retirement in order to facilitate a transition to his successor, he will continue to vest in outstanding long-term incentive awards. The terms of Mr. Oberting’s employment agreement were determined after considering the input of the Compensation Committee’s independent consultant, peer data and the compensation arrangements of the prior CEO.

Following Mr. Oberting’s appointment as CEO of the Company, Mr. Salamone was appointed as CFO of the Company. In connection with this appointment, Mr. Salamone received an increase in his base salary from $400,000 to $500,000.

Components of 2019 NEO Compensation

The primary components of Sirius Group’s 2019 NEO compensation are:

1.	Base Salary

2.	Annual Cash Incentives

3.	Long-Term Incentive awards granted in the form of time based restricted share units, performance share units and stock options under the 2018 Omnibus Incentive Plan

4.	Retention Awards

In addition, as described further below, our NEOs participate in our corporate-wide benefits programs and receive perquisites and other benefits that we believe are commensurate with their positions and the competitive market.

Base Salary

Base salaries are designed to provide basic levels of compensation to our NEOs based upon their experience, duties and scope of responsibilities. While Sirius Group emphasizes variable, long-term compensation, it pays base salaries because they provide a basic level of compensation at a level that we believe is appropriate to retain high-caliber executives. In 2019, Sirius Group’s NEOs received base salaries ranging from $465,000 to $500,000.

With the exception of Messrs. Salamone and Davis, the base salary of the NEOs remained unchanged in 2019. The Compensation Committee determined to increase Mr. Salamone’s base salary by 25% in connection with his appointment as Chief Financial Officer of the Group in 2019 based on a review of market data, compensation received by Mr. Salamone’s predecessor at Sirius Group and the input of the Compensation Committee’s independent consultant. Mr. Davis received a 3% increase in connection with the Company’s annual merit increase process.

The table below sets forth the 2019 base salary level for each of our NEOs as compared to the prior year. Mr. Waters’ base salary of $500,000 did not change as compared to 2018 in light of his February 2019 departure.

NEOs	Base Salary 2018	Base Salary 2019	% Change
Kernan V. Oberting	$500,000	$500,000	0%
Ralph A. Salamone	$400,000	$500,000	25%
Gene Boxer	$500,000	$500,000	0%
Monica Cramér Manhem	$497,000	$475,000	0%*
Jeffrey W. Davis	$450,000	$465,000	3%

* Ms. Cramér Manhem is paid in Swedish Krona. The year-over-year changes in her 2018 and 2019 base salary reflects fluctuations in the currency exchange rates as of December 31, 2018 and 2019.

Annual Cash Incentives

Annual cash incentive awards are designed to create a “pay-for-performance” environment while providing competitive levels of compensation to our NEOs based upon their experience, duties and scope of responsibilities. Target cash incentives for our NEOs in 2019 equaled 50% of their respective base salaries.

2019 Annual Cash Incentive Design

For 2019, the target annual cash incentive pool was $15.8 million for 242 participants, including the NEOs. The overall awarded cash incentive pool size can range from 20% to 200% of target, depending upon Sirius Group’s performance as compared to each of the financial metrics and strategic objectives established for 2019.

For the 2019 annual cash incentive program, there were two quantitative financial performance metrics established by the Compensation Committee, as set forth in the table below and six strategic corporate objectives, with the financial and strategic objectives each weighed 50%. The strategic objectives were introduced in 2019 and are designed to incentivize the NEOs to achieve strategic objectives during the financial year. Performance against strategic objectives is evaluated during the first quarter of the following year. For each of the financial metrics and the overall strategic objectives, payouts can range from 20% to 200% of target. The financial metrics are measured formulaically, whereas the achievement of the strategic objectives are measured on a qualitative basis after a discussion between management and the Compensation Committee following the completion of the previous fiscal year.

2019 Strategic Objectives

In early 2019, the Compensation Committee approved six qualitative strategic objectives outlined below. The NEO and Company performance objectives in 2019 were as follows:

•	Increase float and/or achieve significant M&A

•	Simplify our management structure around our segments to promote efficiency

•	Simplify our corporate entity structure and reduce regulatory overlap and improve capital efficiency

•	Achieve individual business profitability

•	Achieve $10 million in run rate savings

•	Increase relative Return on Equity (“ROE”) of the Company versus its peers

In early 2020, Mr. Oberting discussed his assessment of the performance of each NEO (other than himself) with the Compensation Committee. The Compensation Committee then met in executive session to consider Mr. Oberting’s performance, as well as his recommendations with respect to the other NEOs and to make final payout determinations.

After reviewing Mr. Oberting’s recommendations, the Compensation Committee, determined that for the qualitative strategic objectives of the annual cash incentive pool, the funding would be set at 90% achievement. Although 2019 results for most business units were lower than expected in part due to extreme catastrophe insured losses, the Compensation Committee believed that the NEOs successfully achieved a significant portion of the objectives within their control, including with respect to “year one” of Sirius Group’s multi-year transformation as follows:

•	We reoriented the management structure to focus on segment centric profitability and publicly announced the new management structure in August 2019;

•	We globalized our corporate functions to support our business segment realignment;

•	We simplified our legal entity structure, reduced regulatory overlap and improved capital efficiency and investment flexibility;

•	We achieved $10 million in run rate expense savings; and

•	We had varying results in achieving individual business unit profitability with Global A&H being our most profitable segment in 2019.

While the Company did not increase its float and/or achieve significant M&A during the 2019 calendar year, the Compensation Committee believed that this was largely outside the control of the NEOs given the ownership structure and dynamics around how such ownership structure has impacted the Company’s stock price.

2019 Financial Performance Objectives

The following table sets forth the pre-established financial performance criteria and the weighting for each of the NEOs under the formulaic portion of the 2019 annual cash incentive program which was weighted 50%:

				Weighting(3)
2019 Financial Performance Metrics	Threshold (20% Payout)	Target (100% Payout)	Maximum (200% Payout)	Oberting, Boxer, Davis & Salamone	Cramér Manhem
ABVPS (1) (% achieved)	0.4%	7.4%	14.4%	100%	25%
UROAE (2) (% achieved)	0.7%	7.7%	14.7%	0%	75%

(1)	Adjusted Book Value Per Share (“ABVPS”) is derived by dividing adjusted book value by the adjusted shares outstanding. Adjusted shares outstanding is derived by summing common shares outstanding, Series B preference shares outstanding, and the earned portion of share-based compensation awards. Adjusted book value is derived by summing total common shareholders’ equity, the Series B preference share amount reflected in mezzanine equity, and the earned portion of future proceeds from stock option awards. Outstanding warrants are excluded as they are anti-dilutive as of the respective reporting dates.

(2)	Underwriting Return on Average Equity (“UROAE”) is a measure driven principally by bottom-line underwriting profits and transaction gains, net of operating expenses, plus a standardized investment return on capital and float, measured against full legal entity capital. UROAE differs from Underwriting Return on Capital (“UROC”) used in the 2017- 2019 LTIP in that it is measured on full legal entity capital, as opposed to deployed capital.

(3)	The Compensation Committee determined in 2019 that the incentive compensation paid to Ms. Cramér Manhem, as the executive management head of the underwriting group, would be more heavily weighted by underwriting profits.

Annual Cash Incentive Results

Base Salary	x	Target Annual Cash Incentive %	x	Company Performance Metrics x 50% Weighting	x	Corporate Strategic Objectives x 50% Weighting	=	Actual Cash Incentive

Financial results for 2019 were lower than expected and lower than the targets noted above. The primary compensation metrics for the annual cash incentive program for 2019 were Growth in ABVPS and UROAE. For 2019, ABVPS decreased and was below the minimum threshold. Actual UROAE achieved was approximately 0%, similarly below the minimum threshold. Accordingly, the financial performance portion of the annual cash incentive was funded at the minimum 20% funding level. This portion of the annual cash incentive was combined with the relevant achievement of the strategic objectives for each respective NEO as noted below; resulting in the 2019 cash incentive pool being funded at 55% of target. Based on performance, the Compensation Committee allocated $1,062,340 of the cash incentive pool to our NEOs, with individual NEOs receiving allocations based on: (i) the overall pool funding for Mr. Oberting, (ii) the relative segment and underwriting performance for Ms. Cramér Manhem, and (iii) function and individual performance for Messrs. Salamone, Boxer and Davis. Mr. Waters’ separation agreement provided that his annual cash incentive would be no less than his target cash incentive opportunity.

	Target Cash Incentive Opportunity		Actual Cash Incentive Paid
NEO	Actual % of Base Salary	($)	As a % of Target Cash Incentive Opportunity	($)
Kernan V. Oberting	50%	$250,000	55%	$137,500
Ralph A. Salamone	50%	$250,000	80%	$200,000
Gene Boxer	50%	$250,000	90%	$225,000
Monica Cramér Manhem	50%	$237,500	32%	$75,840
Jeffrey Davis	50%	$232,500	75%	$174,375
Allan Waters	50%	$250,000	100%	$250,000

Long-Term Incentive Compensation

The objectives for Sirius Group’s long-term incentive program are to:

•	Align the interests of our executives with the interests of our shareholders by focusing on objectives that support stock price appreciation;

•	Increase cross-functional executive focus in the coming years on key performance metrics through performance share units; and

•	Retain the services of executives through multi-year vesting provisions.

Sirius Group’s long-term incentive program allows the Compensation Committee to award various forms of long-term incentive grants, including stock options, time-based restricted share units, performance-based equity and performance-based cash awards. The Compensation Committee approves all equity grants made to our senior executives.

2018 Omnibus Incentive Plan Awards – 2019 Equity Awards

In determining the 2019 long-term incentive award levels for NEOs, the Compensation Committee compared the target total direct compensation of each NEO to the competitive market median. In addition, the Compensation Committee evaluated the expected payouts of its current long term incentive awards. Consistent with the Company’s long-standing compensation philosophy of aligning executive officers’ interests with shareholders through the risks and rewards of equity ownership and balancing such risk and rewards with the Company’s need to retain its talented and experienced executive team during a time of the Company’s transformation from a private Company to a public Company, the Compensation Committee determined to award, on average, approximately 72% of the total target direct compensation of each of our NEOs in the form of equity awards.

The table below sets forth the target award value, as of the date of grant, of the long-term incentive award received by each NEO under our 2019 long-term incentive program, which was delivered 30% in performance share units and 70% in time based restricted share units for all NEOs, except Mr. Oberting. The Compensation Committee approved a higher percentage of the long-term incentive award in the form of restricted share units as compared to the Company’s peers in 2019 given the significantly lower recent long-term incentive payout values and projected payout values of long-term incentive compensation paid to our NEOs relative to the named executive officers of the Company’s peers. Mr. Oberting received 70% of his award in stock options and 30% of his award in performance share units.

NEO	Targeted Grant Date Value of 2019 Long Term Incentive Award
Kernan V. Oberting(1)	$4,500,000	(1)
Ralph A. Salamone	$1,350,000	(2)
Gene Boxer	$1,350,000	(2)
Monica Cramér Manhem	$1,350,000	(2)
Jeffrey W. Davis	$1,027,000	(2)

(1)	The grant date value of Mr. Oberting’s stock option award was $3,150,000 and the performance share unit award was $1,350,000. The option award cliff vests on the third anniversary of the grant date and the performance share unit award is subject to three-year cliff vesting based on performance and continued service through the end of the performance period.

(2)	The grant date value of the time based restricted share units granted to Messrs. Salamone, Boxer and Ms. Cramér Manhem was $945,000 of time based restricted share units and $405,000 performance share units, and with respect to Mr. Davis, $719,000 and $308,000, respectively. The time based restricted share units cliff vest on the third anniversary of the grant date and the performance share unit awards are subject to three year cliff vesting based on performance and continued service through the end of the performance period.

Performance Share Units. The 2019 performance share unit awards will vest if and only to the extent that specific performance goals relating to growth in ABVPS and UROAE are met during the 2019-2021 performance period. The Compensation Committee selected ABVPS and UROAE because it believed that these metrics are aligned with the Company’s business plans.

Under the terms of the 2019 performance share unit awards, vesting may range from 0% to 200% of target based on the Company’s performance with respect to the pre-established performance goals. Except as otherwise described in the —2019 Potential Payments Upon a Termination or a Change in Control, in order to vest in the award, the award recipient must generally remain employed through the end of the performance period. The performance goals for the performance share units were designed to be challenging but achievable with the coordinated, cross-functional focus and effort of the executives.

Restricted Share Unit Awards. Time-vesting restricted share unit awards were granted to our NEOs (other than Mr. Oberting) as part of the annual long-term incentive grants to support retention and alignment of our NEOs’ interests with the interests of our shareholders. The annual restricted share unit awards cliff vests on the third anniversary of the grant date, subject to the NEO’s continued service or as otherwise provided for under the award agreements.

Stock Option Award. In connection with his appointment to the position of CEO, Mr. Oberting received a stock option award having a grant date value of $3,150,000 as part of his 2019 long-term incentive award, which will cliff vest upon his continued employment through the third anniversary of the grant date. The stock option award was granted to Mr. Oberting to further emphasize the achievement of long-term objectives and encourage long-term value creation because the stock options will have value to Mr. Oberting only if the Company’s stock price appreciates from the date of grant. The Compensation Committee believes that Mr. Oberting’s 2019 long-term incentive design supports retention and represents a balanced reflection of shareholder returns and financial performance.

Prior Equity Awards

Sirius Group historically awarded long-term incentive compensation in the form of three-year, cliff-vested, performance units or phantom performance shares that can be paid in cash, or upon Sirius Group becoming public, Sirius Group common shares, at the discretion of the Compensation Committee. A new long-term incentive award was granted each year so that there were multiple performance cycles outstanding at any given time.

The 2017 – 2019 and 2018 – 2020 grants were governed by the Sirius Group Long Term Incentive Plan (the “2016 LTIP”), and were granted in the form of phantom performance shares based upon the BVPS of Sirius Group on the date of grant and earned (or “harvested”) based on specific, objective financial performance measures established at the beginning of the three-year performance cycle. Upon vesting of awards made under the legacy 2016 LTIP, (i) each phantom performance share will be valued at the market price of a common share at time of payout and (ii) the Compensation Committee has discretion to settle these awards in common shares rather than cash.

For the three-year performance cycle beginning in 2017, the performance metrics and relative weightings for the NEOs were Underwriting Return on Capital (“UROC”), Average ROE, Total Assets Average Growth and Chinese Premium Growth. The number of phantom shares earned can range from 0% to 200% of the target number granted based on proscribed threshold, target and maximum performance levels.

2017 – 19 LTIP Payouts as a % of Target	Threshold	Target	Maximum
Average Underwriting Return on Capital(1)	2.5%	9.5%	16.5%
Average Return on Equity (2)	0.7%	7.7%	14.7%
Total Assets Average Growth (3)	0%	63%	126%
Chinese Premium Growth (4)	0%	40%	80%

(1)	Average UROC represents the after-tax, leveraged underwriting return on average “Deployed Capital” in the Sirius Group. For purposes of this performance metric, “Deployed Capital” is defined as GAAP capital less excess rating agency capital plus an internal safety margin. GAAP comprehensive income results are adjusted to reflect: (i) reduction of investments equal to un-deployed capital; (ii) application of a standard investment crediting rate on remaining investment assets; (iii) removal of the impact of currency fluctuations; and (iv) adjustment of income taxes related to (i), (ii) and (iii). Average UROC is determined by determining the simple average the UROC from each of 2017, 2018, and 2019 performance years.

(2)	Average ROE is calculated as follows: (50% GAAP Comprehensive Income plus 50% GAAP Net Income) divided by time-averaged common shareholders’ equity. Both Comprehensive Income and Net Income include gains and losses from acquisitions. Time-averaged common shareholders’ equity equals beginning equity plus time-weighted capital contributions during the year less time-weighted capital distributions during the year plus simple average of accumulated profit (loss) during the year.

(3)	Total Assets Average Growth refers to the yearly average growth percentage from January 1, 2017 to December 31, 2019 and is determined by dividing the 2019 ending total assets by the 2017 beginning total assets.

(4)	Chinese Premium Growth refers to yearly average growth percentage measured in Renminbi from January 1, 2017 to December 31, 2019 and is determined by dividing (i) the difference of the 2019 Chinese Premium and the 2016 Chinese Premium by (ii) the 2016 Chinese Premium.

The following table sets forth the weighting of the various performance measures for each of the NEOs:

NEO	Average UROC	Average ROE	Total Assets Average Growth	Chinese Premium Growth
Kernan V. Oberting	25%	25%	40%	10%
Ralph A. Salamone	50%	50%	0%	0%
Gene Boxer	50%	50%	0%	0%
Monica Cramér Manhem	25%	25%	40%	10%
Jeffrey W. Davis	50%	50%	0%	0%
Allan C. Waters	25%	25%	40%	10%

Based upon a three-year average UROC and ROE performance were below threshold, while Total Assets Average Growth achieved 12.8% of target and Chinese Premium Growth performed at 48.9% of target. As a result, with the exception of Messrs. Oberting and Waters and Ms. Cramér Manhem, the NEOs did not receive payouts for the three-year performance cycle based on the formulaic payout percentage described above. The following table sets forth the value received by each of the NEOs with respect to the 2017 – 2019 performance cycle. The Compensation Committee determined that the 2017-2019 performance share awards would be settled in cash.

NEO	Payout Value of 2017- 2019 Long Term Incentive Award
Kernan V. Oberting	$78,375
Ralph A. Salamone	$0
Gene Boxer	$0
Monica Cramér Manhem	$37,749
Jeffrey W. Davis	$0
Allan C. Waters	$181,552

2018 Omnibus Incentive Plan Awards – IPO Incentive Program

In connection with the Merger, the Compensation Committee approved grants of performance share unit awards to members of management, including the NEOs (the “IPO Incentive Program”). The IPO Incentive Program was designed to further align the compensation of a select group of executives of Sirius Group, including our NEOs, with the long-term performance of Sirius Group’s common shares following the Merger and shareholder interests.

One fourth of the number of these performance share units granted to each participant under the IPO Incentive Program will become earned and vested based on ROE performance goals approved by the Compensation Committee with respect to each of 2019, 2020 and 2021, and an additional one-fourth of the number of performance share units will become earned and vested based on Sirius Group’s average annual ROE performance over 2019, 2020 and 2021. The vesting of the awards will also be subject to the participant’s continued employment with Sirius Group through the end of the applicable performance period, provided that a participant who has a qualifying termination of employment will become vested in a prorated portion of the award earned in the then-current performance period, subject to actual performance results. The performance goals were designed to be challenging but achievable with strong management and Company performance.

Based on the Company’s attainment of ROE below the minimum threshold for 2019, the NEOs did not vest in the 2019 portion of the IPO Incentive Program and such portion was forfeited.

Retention Awards

Time Based Restricted Share Unit Awards

During 2019, the Compensation Committee evaluated the compensation program and determined that there were some concerns regarding the structure of the program. While the Compensation Committee strongly believes that the compensation should be weighed heavily on performance, it found that the incentive compensation realized by and the forecasted long-term compensation payout values under outstanding awards for our NEOs were significantly lower than compensation realized by named executive officers of peer companies, even when factoring the Company’s performance relative to peers. As a result, in early 2019, the Compensation Committee determined to award the NEOs additional time-based restricted share units as a supplemental retentive award. This restricted share unit award cliff vests on the third anniversary of the grant date, subject to continued employment through the applicable vesting date. These awards were granted in recognition of their efforts during 2018 and for retention purposes.

In determining to approve these grants, the Compensation Committee considered, in particular, the highly performance based design of the Company’s executive compensation program, with all historic long-term incentive awards subject to performance based vesting conditions, and the desire to provide an additional retentive incentive for the NEOs.

The table below sets forth the grant date fair value of the February 2019 restricted share unit awards:

NEO	Grant Date Value of 2019 Supplemental Restricted Share Unit Awards
Kernan V. Oberting	$200,000
Ralph A. Salamone	$240,000
Gene Boxer	$300,000
Monica Cramér Manhem	$198,645
Jeffrey W. Davis	$135,000

Cash Retention Awards

In November 2019, the Compensation Committee requested that its independent consultant evaluate actual realized pay of our NEOs and compare it to the targeted pay set by the Compensation Committee for 2019 as well as the peer data. The analysis noted that the ratios of realized to target long term incentive compensation and realized to target total direct compensation for Sirius Group’s CEO and CFO were both low relative to peer companies. In addition, the November 2019 study found that the compensation program for our senior executives is generally more variable than that at many of our peer companies. Specifically, the salaries and other fixed compensation components of Sirius Group’s senior executives tend to be somewhat lower than that of Sirius Group’s peers, while variable compensation opportunities tend to be greater than the average of Sirius Group’s peers. Additionally, incentive compensation realized by and the forecasted long-term incentive compensation payout values under outstanding awards for our NEOs was significantly lower than named executive officers of peer companies, even when factoring the Company’s performance relative to peers. Given the changes to the business circumstances, the Compensation Committee sought to ensure the continued service of our NEOs. Based on these factors, the Compensation Committee determined that special cash retention awards were necessary in order to continue to incentivize and retain executives. The Compensation Committee delegated authority to the CEO to determine cash retention awards to be paid over a period of time to our NEOs, other than Mr. Oberting. Awards under the program have vested or will vest in equal installments on or prior to March 15, 2020 and March 15, 2021, subject to continued employment through the applicable vesting date. In the event of a termination of employment without cause (as defined in the applicable award agreement) or, in the case of participants in the Sirius Group Severance and Change in Control Plan, a resignation for good reason (as defined in the Sirius Group Severance and Change in Control Plan) prior to either vesting date, the vesting and payment of the full award will be accelerated. In the event of a termination of employment for any reason other than a termination without cause or, if applicable, a resignation for good reason, any unvested portion of the award will be forfeited and any portion of the award vested within 12 months prior to such termination or resignation will be required to be repaid.

In determining to grant these cash awards, the Compensation Committee considered the impact on the “at risk” compensation of the Company from the recent severity of natural disasters, including Hurricanes Irma, Michael and Dorian, California wildfires, and Typhoon Jebi, among others, resulting in extreme catastrophe insured losses. We believe that each of the NEOs are critical to our ongoing success and to achieve our goals. In addition, we believe that the pool of candidates that meet our criteria is small and that compensation for talent has increased during recent years. In light of this, the continued employment of our NEOs is critical to the Company and thus, the Compensation Committee granted the cash retention awards to all NEOs (except Mr. Oberting) in order to ensure the continuity of service to our Company by talented executives during this time. At the time, the Compensation Committee deferred approving Mr. Oberting’s cash retention award. In February 2020, after an evaluation of Mr. Oberting’s outstanding long term incentive awards and determining that the projections of actual payout were only 6% of target, the Compensation Committee determined to award Mr. Oberting a cash retention award equal to 68% of his 2019-2021 long term incentive grant in an amount of $3,060,000 under the same payment and other conditions noted above with respect to the other NEO’s previously granted cash retention award.

The table below sets forth the cash retention awards granted to certain of our NEOs in November 2019 and February 2020:

NEO	Cash Retention Award
Kernan V. Oberting	$3,060,000
Ralph A. Salamone	$800,000
Gene Boxer	$1,000,000
Monica Cramér Manhem	$800,000
Jeffrey W. Davis	$800,000

Other Components of Executive Compensation

Employment Agreements/Executive Severance Plan

Prior to the Merger, Mr. Waters and Ms. Cramér Manhem entered into employment agreements in July 2015, which were entered into in conjunction with our acquisition by CMIG International. In January 2019, Mr. Oberting entered into an employment agreement with the Company in connection with his appointment as CEO. These employment agreements granted certain rights for termination without cause and other customary rights. See the “Employment Arrangements” and “2019 Potential Payments Upon a Termination or a Change in Control” sections below for a more detailed discussion of these employment agreements and estimate of the potential compensation and benefits provided pursuant to these arrangements. In September 2018, Sirius Group adopted the Sirius Group Severance and Change in Control Plan (the “Executive Severance Plan”) which provides for terms applicable to each of our NEOs relating to severance and post-employment benefits provided upon certain termination events. As a condition of participation under the Executive Severance Plan, participants are required to execute a restrictive covenant agreement. The terms of the Executive Severance Plan were determined after consulting with the Compensation Committee’s independent consultant, FW Cook, regarding market practices. The Compensation Committee believes that the Executive Severance Plan is competitive with typical industry practices and that the severance opportunities provide appropriate levels of compensation for executive separations. Further, the Compensation Committee believes that these arrangements are an important component of our compensation packages in terms of attracting and retaining top caliber talent in senior leadership roles and in defining terms and conditions of executive separation events. Each of our NEOs has executed participation agreements under the Executive Severance Plan. Mr. Waters elected not to participate in the Executive Severance Plan, and severance paid out to him in connection with his separation was made under the terms of his employment agreement.

The Executive Severance Plan provides that, to the extent that Mr. Oberting or Ms. Cramér Manhem’s employment agreements provide additional severance protections, they will each continue to receive the employment agreement severance protections, to the extent such protections do not result in duplicative benefits under the Executive Severance Plan.

For a discussion of the benefits awarded to NEOs in the event of a qualifying termination under the Executive Severance Plan, see the section entitled “2019 Potential Payments Upon a Termination or a Change in Control –  Executive Severance Plan.”

Retirement Benefits

Sirius Group maintains a tax qualified 401(k) plan for our U.S. employees, including Messrs. Waters, Oberting, Boxer, Salamone and Davis. Additionally, Ms. Cramér Manhem participates in a Swedish statutory pension scheme and, consistent with competitive practices in Sweden, receives supplemental retirement benefits from Sirius Group in the form of annual contributions to a non-qualified deferred compensation program. The Compensation Committee believes these benefits encourage retention and are part of delivering an overall competitive pay package necessary to recruit and retain talented executives. Please refer to the “2019 Summary Compensation Table,” “2019 Nonqualified Deferred Compensation” table and related footnotes for additional information.

Perquisites

Sirius Group provides the NEOs certain perquisites that the Compensation Committee believes are generally consistent with those provided to executives at similar levels at companies within our industry. The Compensation Committee believes that providing certain additional perquisites to our NEOs enhances retention while strengthening our relationships with our NEOs. In addition, certain of our NEOs received housing allowances relating to their service in Bermuda, which housing allowances were terminated in 2019. Please refer to the “2019 Summary Compensation Table” and related footnotes for additional information.

Other Benefits

Our NEOs participate in our corporate-wide benefit programs. Our NEOs are offered benefits that generally are commensurate with the benefits provided to all of our full-time employees. Please refer to the “2019 Summary Compensation Table” and related footnotes for additional information.

Other Executive Compensation Matters

Compensation Committee

The Compensation Committee is responsible for determining and approving the individual elements of total compensation paid to the CEO and our other executive officers and for administering compensation practices affecting such other employees of the Company as the Compensation Committee deems appropriate, including the methodologies for determining employee and executive officer incentive compensation. The Compensation Committee also oversees the administration of executive compensation plans and certain employee benefits.

Our CEO annually presents the Compensation Committee with his evaluation of our executive officers (other than himself), considering their individual performances, responsibilities, and the contributions they made to the Company’s accomplishments and his expectations for their future performance and succession plans. In connection with this evaluation, the CEO presents the Compensation Committee with his recommendations for the compensation of these executives. The Compensation Committee sets executive officer compensation, considering the CEO’s recommendations as well as its own assessment of performance.

Clawback Policy

In November 2018, the Board voluntarily adopted a recoupment or “clawback” policy. In the event that during the 12-month period following the filing with the SEC of Company financial statements that are later the subject of a material negative restatement (a “Restatement”), the Board may, and to the extent legally permitted, require the return, repayment or forfeiture of any annual or long-term incentive compensation payment or award (including any cash incentive or equity-based award) if:

•	the payment or award was predicated upon achieving certain financial results that were subsequently the subject of the Restatement;

•	the Board determines that the executive officer engaged in misconduct (including having actual knowledge of misconduct on the part of any other employee of the Company) that significantly contributed to the need for the Restatement; and

•	a lower payment or award would have been made to the executive officer based upon the restated financial results.

Policy on Hedging Transactions, Margin Accounts and Pledging

In November 2018, the Board adopted an Insider Trading and Confidentiality Policy (the “Insider Trading Policy”). The Insider Trading Policy prohibits directors, employees, executive officers, and their respective family members who share their household from entering into hedging or monetization transactions or similar arrangements with respect to common shares of the Company, including the purchase or sale of puts and calls or the use of any other derivative instrument. In addition, the Insider Trading Policy prohibits directors, employees, executive officers and their respective family members who share their household from holding securities of the Company in a margin account or pledging securities as collateral for a loan.

Compensation and Risk Management

The Compensation Committee evaluates the relationship between our executive and company-wide compensation programs and policies and risk management on an annual basis. As discussed in this CD&A, we design our compensation program to incorporate a range of components that we believe help to mitigate potential risks while rewarding employees for pursuing our strategic and financial objectives through appropriate risk taking, risk management and prudent tactical and strategic decision making. Senior executives representing our risk, legal and compliance, human resources, finance and audit functions, are each involved in the review process, which is conducted under the oversight of the Compensation Committee. Based on this review, we do not believe that there are any risks arising from our compensation policies and practices for our employees that are reasonably likely to have a material adverse effect on us.

For additional information regarding our risk management practices, see “Board Role over Risk Oversight.”

Guidance from Independent Compensation Consultant

FW Cook provides executive compensation consulting services to the Compensation Committee. In 2019, FW Cook provided:

•	services related to the review of 2019 peer group compensation data,

•	awards under our long-term incentive program,

•	the setting of performance goals in our variable incentive plans including the payout leverage for results above and below the target performance levels,

•	an analysis of the relationship between the Company’s pay and performance relative to peers, trends and tax and regulatory developments with respect to executive compensation,

•	our compensation peer group,

•	the compensation adjustments made in connection with the retention awards discussed above, and our non-employee director compensation program,

•	preparation for and attendance at selected Compensation Committee meetings, and

•	assistance with this CD&A.

FW Cook was retained by and reports to the Compensation Committee and, at the request of the Compensation Committee, participates in committee meetings. FW Cook did not provide any other services to the Company with respect to 2019. The Compensation Committee reviewed the independence of FW Cook under Nasdaq and SEC rules and concluded that the work of FW Cook has not raised any conflict of interest.

Comparison to Peer Group

To obtain a broad view of competitive practices among industry peers and competitors for executive talent, the Compensation Committee reviews market data for peer group companies. In selecting companies for our peer group, the Compensation Committee considers companies that meet one or more of the following peer group selection criteria established by the Compensation Committee:

•	approximate to Sirius Group’s scope of business and that of its subsidiaries, including revenue and market capitalization,

•	similar to Sirius Group in the importance to their business of capital allocation, investments and risk management,

•	compete with Sirius Group for a comparable pool of talent, and

•	reflect Sirius Group’s global presence.

During 2019, the Compensation Committee engaged FW Cook to perform a competitive analysis of Sirius Group's compensation program. The 2019 study found that our compensation program for our senior executives is generally more variable than that at many of our peer companies. Specifically, the salaries and other fixed compensation components of Sirius Group's senior executives tend to be somewhat lower than that of Sirius Group's peers, while variable compensation opportunities tend to be greater than the average of Sirius Group's peers. The peers included in the 2019 study were: Alleghany, Arch Capital, Argo Group, Aspen Insurance, Axis Capital, Enstar Group, Everest Re Group, RenaissanceRe, W.R. Berkley and White Mountains Insurance Group. As compared to 2018, the peer companies for 2019 included the additions of Alleghany, Enstar Group and W.R. Berkley, while removing Global Indemnity, Hiscox, James River Group, Maiden Holdings and Validus. The peer company changes reflected acquisitions as well as a more indicative list of companies with respect to the peer group criteria described above. Since Sirius Group’s size measures (e.g., premiums, assets and market capitalization) relative to the 2019 peer study were on the smaller side, the Compensation Committee viewed the 25th percentile compensation levels as the “size adjusted” market rate.

REPORT OF THE COMPENSATION COMMITTEE ON THE COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee reviewed and discussed the “Compensation Discussion and Analysis” section included in this Annual Report with management. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” section be included in the 2019 Annual Report for filing with the SEC.

COMPENSATION COMMITTEE

Rachelle C. Keller (Chair)
Meyer (Sandy) Frucher

James (Jim) B. Rogers, Jr.

EXECUTIVE COMPENSATION TABLES AND NARRATIVES

2019 Summary Compensation Table

The following table provides compensation information for Sirius Group’s principal executive officer, principal financial officer and other NEOs (including our former principal executive officer) for services in their capacities as such during 2019.

Name and Principal Position	Year	Salary		Bonus(1)	Share Awards(2)	Option Awards (3)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation(5)	Total
Kernan (Kip) V. Oberting,	2019	$500,000		—	$1,549,993	$3,148,624	$215,875	$12,256	$5,426,748
President and CEO (Former CFO), Sirius Group	2018	$499,615		$—	$1,600,000	—	$516,676	$149,768	$2,766,059
	2017	$471,154		$2,186,736	—	—	$707,491	$225,635	$3,591,016

Ralph A. Salamone,	2019	$469,231		—	$1,590,002	—	$200,000	$12,256	$2,271,489
Executive Vice President and Chief Financial Officer	2018	—		—	—	—	—	—	—
	2017	—		—	—	—	—	—	—

Gene Boxer,	2019	$500,000		—	$1,649,991	—	$225,000	$12,256	$2,387,247
Executive Vice President, CSO & Group General Counsel, Sirius Group	2018	$499,231		$325,000	$1,600,000	—	$197,926	$12,056	$2,634,213
	2017	$450,000		$325,000	—	—	$225,000	$11,700	$1,011,700

Monica Cramér Manhem,	2019	$475,000		—	$1,548,641	—	$113,589	$161,351	$2,298,581
President, Global Reinsurance(6)	2018	$496,607		—	$1,600,000	—	$290,215	$171,134	$2,557,956
	2017	$439,025		$2,305,348	—	—	$356,104	$141,370	$3,241,847

Jeffrey W. Davis,	2019	$462,116		—	$1,162,163	—	$174,375	$150,256	$1,948,910
Executive Vice President, CRO & Chief Actuary, Sirius Group	2018	$450,000		—	$700,000	—	$254,572	$287,556	$1,692,128
	2017	$450,000		$583,094	—	—	$533,621	$296,264	$1,862,979

Allan L. Waters,	2019	95,307	(7)	$250,000	—	—	$181,552	$595,567	$1,122,426
Former Chairman and CEO, Sirius Group	2018	$500,000		$—	$2,200,000	—	$1,207,050	$292,793	$4,199,843
	2017	$500,000		$6,827,486	—	—	$2,525,764	$208,514	$10,061,764

(1)	The amount reported in this column for 2019 represents the guaranteed annual cash incentive paid to Mr. Waters in connection with his separation. For more information, see “—Compensation Discussion and Analysis—Management Transition.”

(2)	The amounts reported in this column for 2019 represent the performance share units and time based restricted share units granted to the NEOs under the 2018 Omnibus Incentive Plan. The amounts reported in this column are valued based on the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, and are calculated based on the probable satisfaction of the performance conditions for such awards as of the date of grant. Assuming the highest level of performance is achieved for the performance share unit grants, the maximum value would be as follows: Mr. Oberting — $2,699,991; Mr. Salamone — $810,008; Mr. Boxer — $810,008; Ms. Cramér Manhem — $810,008; and Mr. Davis — $616,310. See Note 14 to the Consolidated Financial Statements included in Sirius Group’s Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of the relevant assumptions used in calculating the amounts reported for 2019.

(3)	The amounts reported in this column for 2019 represent the value of the stock options received by Mr. Oberting in connection with the execution of his employment agreement. The amounts reported in this column are valued based on the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 14 to the Consolidated Financial Statements included in Sirius Group’s Annual Reports on Form 10-K for the year-ended December 31, 2019 for a discussion of the relevant assumptions used in calculating the amounts reported for 2019.

(4)	Amounts reported in this column represent payouts under the Sirius Group 2017-2019 LTIP, whereby participants were paid in cash, as follows, Mr. Waters —$181,552; Mr. Oberting —$78,375; and Ms. Cramér Manhem —$37,749, and payouts under the annual cash incentive program as follows, Mr. Oberting —$137,500; Mr. Salamone —$200,000; Mr. Boxer —$225,000; Ms. Cramér Manhem — $75,840; and Mr. Davis — $174,375.

(5)	The amounts reported in this column consist of (i) housing allowances in Bermuda for Messrs. Waters and Davis in the amounts of $91,667 and $137,500, respectively, (ii) a car allowance, food reimbursement and outside director fees earned for serving on the board of directors of an affiliate of the Company for Ms. Cramér Manhem, (iii) health club reimbursements for Mr. Davis, (iv) group life insurance premiums in the amount of $1,056 paid for the benefit of Messrs. Oberting, Boxer and Davis and $88.00 paid for the benefit of Mr. Waters, (v) $11,200 in employer 401(k) contributions on behalf of Mr. Oberting, Mr. Boxer and Mr. Davis and $3,812 for Mr. Waters, (vi) $139,283 in Sirius Group contributions to a deferred compensation plan maintained for Ms. Cramér Manhem in Sweden, and (vii) separation benefits of $500,000 paid to Mr. Waters upon his separation of employment on February 9, 2019. The housing allowances were valued on the basis of the aggregate incremental cost to the Company and represent the amount accrued for payment or paid directly to the applicable NEO. With respect to the other perquisites, the aggregate incremental cost to the Company was generally determined based on the amount paid to the applicable outside provider.

(6)	Ms. Cramér Manhem is a Swedish resident and paid in Swedish Krona. Her 2019 salary, annual cash incentive and other compensation were awarded in U.S. dollars, paid in Swedish Krona and converted herein at the December 31, 2018 spot rate of 8.94. The 2017-2019 LTIP award was awarded in U.S. dollars, paid in Swedish Krona and converted herein at the December 31, 2016 spot rate of 9.05.

(7)	The amounts reported for Mr. Waters in this column for 2019 represents his salary through the date of termination of his role as Chief Executive Officer (February 9, 2019) and includes a pro-rated salary ($30,000) he received as a Senior Advisor to the Company pursuant to his employment agreement. See “—Compensation Discussion and Analysis—Waters Separation Agreement.”

2019 Grants of Plan-Based Awards

The following table provides information regarding the possible payouts to our NEOs in 2019 under the annual cash incentive program and the performance shares units, restricted share units and stock options received by our NEOs in 2019.

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Approval Date (1)	Type of Award	Threshold ($)(2)	Target ($)(2)	Maximum ($)(2)	Threshold #(3)	Target #(3)	Maximum #(3)	All other stock awards; number of shares of stock or units(4)	All other options awards; number of securities underlying options	Exercise or base price of option award	Grant date fair value of stock and option awards(5)
Kernan (Kip) V. Oberting	2/27/2019	2/27/2019	Annual Cash Incentive	$0	$250,000	$500,000
	2/27/2019	1/30/2019	Stock Options	—	—	—	—				1,374,945	$12.75	$3,148,624
	2/27/2019	2/27/2019	2019 PSU	—	—	—	—	105,882	211,764				$1,349,996
	2/27/2019	2/27/2019	2019 RSU	—	—	—	—			15,686			$199.997
Ralph A. Salamone	2/27/2019	2/27/2019	Annual Cash Incentive	$0	$250,000	$500,000
	2/27/2019	2/27/2019	2019 PSU	—	—	—	—	31,765	63,530				$405,004
	2/27/2019	2/27/2019	2019 RSU	—	—	—	—			74,117			$944,992
	2/27/2019	2/27/2019	2019 Retention RSU	—	—	—	—			18,824			$240,006
Gene Boxer	2/27/2019	2/27/2019	Annual Cash Incentive	$0	$250,000	$500,000
	2/27/2019	2/27/2019	2019 PSU					31,765	63,530				$405,004
	2/27/2019	2/27/2019	2019 RSU	—	—	—	—			74,117			$944,992
	2/27/2019	2/27/2019	2019 Retention RSU	—	—	—	—			23,529			$299,995
Monica Cramér Manhem	2/27/2019	2/27/2019	Annual Cash Incentive	$0	$237,500	$475,000
	2/27/2019	2/27/2019	2019 PSU	—	—	—	—	31,765	63,530				$405,004
	2/27/2019	2/27/2019	2019 RSU	—	—	—	—			74,117			$944,992
	2/27/2019	2/27/2019	2019 Retention RSU	—	—	—	—			15,580			$198,645
Jeffrey W. Davis	2/27/2019	2/27/2019	Annual Cash Incentive	$0	$232,500	$465,000
	2/27/2019	2/27/2019	2019 PSU					24,169	48,338				$308,155
	2/27/2019	2/27/2019	2019 RSU	—	—	—	—			56,393			$719,011
	2/27/2019	2/27/2019	2019 Retention RSU							10,588			$134,997
Allan L. Waters(6)	—	—	Annual Cash Incentive	$00	$250,000	$500,000

(1)	The “Approval Date” refers to the date on which the Compensation Committee approved the equity grant. See “—Compensation Discussion and Analysis—Elements of 2019 NEO Compensation—Long-Term Equity Incentive Compensation.”

(2)	The amounts reported for the annual cash incentive represent threshold, target and maximum cash award levels set in 2019 under the 2019 annual cash incentive program. Please see Components of NEO 2019 Compensation – Annual Cash Incentive for further information regarding the 2019 annual cash incentive program.

(3)	The amounts reported for the 2019 – 2021 LTIP represent the threshold, target and maximum cash-denominated performance share awards payable under the 2018 Omnibus Incentive Plan with respect to the 2019 – 2021 performance cycle. For actively employed NEOs, these performance shares are scheduled to vest on December 31, 2021 based on ABVPS and UROAE performance goals over the 2019 – 2021 performance cycle.

(4)	The grant of time based restricted share units cliff vests three years from the date of grant.

(5)	The amounts reported in this column reflect the fair value on the date of grant, and, for awards subject to performance-based vesting conditions, based upon the probable outcome of the performance conditions as of the grant date of the awards reported in the table, in all cases, calculated in accordance with FASB ASC Topic 718, Compensation—Stock Compensation.

(6)	The amount reported for Mr. Waters reflects the 2019 cash incentive he received in connection with his termination pursuant to his employment agreement. See “—Compensation Discussion and Analysis—Waters Separation Agreement.”

2019 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards held by the NEOs as of December 31, 2019.

		Option Awards					Stock Awards
Name	Grant Date	Number of securities underlying unxercised options (#) exercisable	Number of securities underlying unxercised options (#) unexercisable	Equity incentive plan awards; number of securities underlying unexercised unearned options (#)	Option Exercise Price	Option Exercise Date	Number of Shares or Units That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Kernan V. Oberting.	8/6/2018(2)	—	—	—	—	—	—	—	69,668	608,901
	2/27/2019(3)	—	1,374,945	—	12.75	2/27/2024	—	—	—	—
	2/27/2019(4)	—	—	—	—	—	—	—	105,882	925,409
	2/27/2019(5)	—	—	—	—	—	15,686	137,096	—	—
Ralph A. Salamone..	8/6/2018(2)	—	—	—	—	—	—	—	34,834	304,447
	2/27/2019(4)	—	—	—	—	—	—	—	31,765	277,626
	2/27/2019(5)	—	—	—	—	—	92,941	812,304	—	—
				—	—	—	—
Gene Boxer	8/6/2018(1)	—	—	—	—	—	—	—	69,668	608,901
	2/27/2019(4)	—	—	—	—	—	—	—	31,765	277,626
	2/27/2019(5)	—	—	—	—	—	97,646	853,426	—	—
Monica Cramèr Manhem	8/6/2018(2)	—	—	—	—	—	—	—	69,668	608,901
	2/27/2019(4)	—	—	—	—	—	—	—	31,765	277,626
	2/27/2019(5)	—	—	—	—	—	89,697	783,952	—	—
Jeffrey W. Davis	8/6/2018(2)	—	—	—	—	—	—	—	30,479	266,389
	2/27/2019(4)	—	—	—	—	—	—	—	24,169	211,237
	2/27/2019(5)	—	—	—	—	—	66,981	585,414	—	—
Allan L Waters	8/6/2018(2)	—	—	—	—	—	—	—	95,794	837,239

(1)	Market value is determined based on the December 31, 2019 closing stock price of $8.74 per share.

(2)	The awards reported in this row vest as follows: one-third on December 31, 2020; and two-thirds at the end of the performance period on December 31, 2021. These awards performance vest upon the ROE achieved for each performance period, except for the last performance period which one-third vests on the three-year average ROE. The awards, for the purposes of this table, are reported at target value.

(3)	The stock options vest on the third anniversary of the grant date, February 27, 2022 and expire on the fifth anniversary of the grant date, February 27, 2024.

(4)	The award reported in this row cliff-vests on December 31, 2021, the end of the performance period, subject to the relevant performance conditions, ABVPS and UROAE, being satisfied and continued service. The awards for the purposes of this table are reported at target value.

(5)	The award reported in this row cliff-vests on the third anniversary of the grant date, February 27, 2022.

2019 Option Exercises and Shares Vested

There were no options exercised or common shares vested in 2019.

2019 Pension Benefits

The Company does not provide any qualified or nonqualified defined benefit pension plan participation to its NEOs.

2019 Nonqualified Deferred Compensation

Except as described below, none of our NEOs participated in a nonqualified deferred compensation arrangement in 2019. The following table provides information regarding a nonqualified deferred compensation plan provided to Ms. Cramér Manhem in Sweden for the year ended December 31, 2019.

Name	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Balance at Last Fiscal Year End
Monica Cramér Manhem	$139,283	$57,163	$1,068,819	(1)

(1)	Ms. Cramér Manhem is a Swedish resident and paid in Swedish Krona. The aggregate balance at last fiscal year end has been converted to U.S. dollars using the December 31, 2018 spot rate of 8.94.

Ms. Cramér Manhem participates in a nonqualified deferred compensation plan for select employees in Sweden. Pursuant to the terms of Ms. Cramér Manhem’s employment agreement, beginning in March 2014, Sirius Group makes an annual contribution to the plan in a minimum amount equal to SEK 1,100,004 (or $121,482, based on a December 30, 2016 conversion rate), but adjusted to reflect cost of living adjustments in Sweden. As noted above, the contribution rate for 2019 was $139,283. Ms. Cramér Manhem does not make any corresponding contributions to the plan. Contributions are invested in a variety of generally available mutual funds and indexes, as selected by Ms. Cramér Manhem. Payments from the plan will occur following Ms. Cramér Manhem’s retirement over a payment period as selected by Ms. Cramér Manhem.

2019 Potential Payments Upon a Termination or a Change in Control

The following table reflects the potential payments and benefits to which each of our NEOs would be entitled in the event of a termination of his or her employment or change in control of Sirius Group as of December 31, 2019. The amounts shown in the table below are estimates and were calculated assuming that the termination of employment or change in control was effective as of December 31, 2019 based on the employment arrangement that existed between Sirius Group and the respective NEO at such date. The actual amounts that would be paid to a NEO can only be determined at the time of the termination of employment or change in control. The section entitled “Employment Arrangements” below contains a summary of the material terms of the employment arrangements we have with each of our NEOs shown in the table below, including terms related to any payments to which the NEO would be entitled in connection with a termination of his or her employment or change in control of Sirius Group. In addition, as discussed below, the 2016 LTIP and the 2018 Omnibus Incentive Plan provide for certain benefits upon a qualifying termination of employment. Please see the narrative following this table for a summary of the compensation payable to Mr. Waters in connection with his separation.

Name	Cash Severance(1)	Cash Incentive(2)	Continuation of Medical Benefits(3)	LTIP Awards(4)	Equity Incentive Awards(5)	Other(6)	Total
Kernan (Kip) V. Oberting (7)
Death/Disability	—	$137,500	—	$691,940	$1,513,200	—	$2,342,460
Termination without Cause/for Good Reason	$500,000	$250,000	$258,543	$173,331	$1,348,889	$393,000	$2,923,763
Retirement	—	—	—	—	—	—	—
CIC Qualifying Termination	$1,000,000	$250,000	$258,543	$1,729,849	$2,183,466	$393,000	$5,814,858
Ralph A. Salamone
Death/Disability	—	—	—	$141,325	$681,687	—	$823,012
Termination without Cause/for Good Reason	$1,300,000	$200,000	—	$35,402	$576,464	—	$2,111,866
Retirement	—	—	—	—	—	—	—
CIC Qualifying Termination	$1,800,000	$250,000	—	$353,314	$1,588,856	—	$3,992,170

Name	Cash Severance(1)	Cash Incentive(2)	Continuation of Medical Benefits(3)	LTIP Awards(4)	Equity Incentive Awards(5)	Other(6)	Total
Gene Boxer
Death/Disability	—	—	—	$381,581	$706,824	—	$1,088,405
Termination without Cause/for Good Reason	$1,500,000	$225,000	$32,971	$95,586	$601,596	—	$2,455,153
Retirement	—	—	—	—	—	—	—
CIC Qualifying Termination	$2,000,000	$250,000	$65,942	$953,952	$2,036,044	—	$5,305,938
Monica Cramèr Manhem(8)
Death/Disability	—	$47,500	—	$333,247	$1,476,455	—	$1,857,202
Termination without Cause/for Good Reason	$1,275,000	$237,500	$18,228	$83,478	$1,698,073	$231,000	$3,543,279
Retirement	—	—	$18,228	$83,478	$1,698,073	$231,000	$2,030,779
CIC Qualifying Termination	$1,750,000	$237,500	$18,228	$833,117	$1,966,550	$231,000	$5,036,395
Jeffrey W. Davis
Death/Disability	—	—	—	$290,333	$498,720	—	$789,053
Termination without Cause/for Good Reason	$1,265,000	$174,375	$18,019	$72,728	$418,663	—	$1,948,785
Retirement	—	—	—	—	—	—	—
CIC Qualifying Termination	$1,730,000	$232,500	$36,038	$725,831	$1,222,598	—	$3,946,967

(1)	For each NEO the amount payable upon a “CIC Qualifying Termination” represents a lump sum payment equal to two times annual base salary in the event of a termination without cause or for good reason within 24 months following a change in control in accordance with the Executive Severance Plan and the full payment of their cash retention award. For each of Messrs. Oberting, Salamone, Boxer and Davis, the amount payable upon a termination without cause or for good reason that is not a CIC Qualifying Termination represents continued annual base salary paid for one year and the full payment of their cash retention awards in accordance with the Executive Severance Plan. Pursuant to the terms of their employment agreements, for each of Mr. Oberting and Ms. Cramér Manhem, the amount payable upon a termination without cause or for good reason that is not a “CIC Qualifying Termination” represents a lump sum payment equal to one times annual base salary and for Ms. Cramér Manhem the payment of her cash retention award.

(2)	These amounts represent payments of each NEO’s annual cash incentive for the year in which termination occurs, calculated based on actual performance through the end of such year. The cash incentives are paid in the fiscal year following the year in which termination occurred and are paid at the same time that annual cash incentives are paid to other cash incentive-eligible employees. For Messrs. Salamone Boxer and Davis, in the event of a termination without cause or for good reason, payment is prorated based on the number of days worked in the year of termination. Pursuant to the terms of the employment agreements for Mr. Oberting and Ms. Cramér Manhem, payment is not prorated in the event of such a termination, and the NEO is eligible to receive the full amount. For all NEOs, payment is not prorated in the event of a CIC Qualifying Termination. Ms. Cramér Manhem’s payments additionally will be no lower than target in the event of a termination without cause or for good reason, whether or not following a change in control. Furthermore, Ms. Cramér Manhem’s representative would be entitled to receive such a cash incentive in the event of her death.

(3)	These amounts represent payments to compensate Messrs. Salamone, Boxer and Davis for the difference between monthly COBRA health continuation coverage premiums paid by the NEO and the monthly premiums paid by similarly situated active participants. Such payments continue for a period of two years in the event of a CIC Qualifying Termination and one year in the event of a termination without cause or for good reason that is not a CIC Qualifying Termination. With respect to Mr. Oberting the amounts represent the cost to the Company for his share of the premium costs to continue medical benefits during the term of the advisory period, and with respect to Ms. Cramér Manhem, this cost represents costs to the Company to continue medical benefits during the term of the advisory period. The advisory period concludes, for Ms. Cramér Manhem, two years from the date of termination, and for Mr. Oberting, on the date he becomes eligible for Medicare.

(4)	In the event of death/disability, the amounts reported for all NEOs, represent the pro-rata value of the outstanding 2018 – 2020 LTIP awards at target. In the event of retirement, the amounts reported for Ms. Cramér Manhem represent the full 2018 – 2020 LTIP awards at the forecasted value. In the event of termination without cause or for good reason, the amounts reported in this column for all NEOs represent the 2018 – 2020 LTIP awards at the forecasted value, and with respect to Mr. Oberting and Ms. Cramér Manhem the full value of the 2018 – 2020 LTIP awards at the forecasted value pursuant to their employment agreements. In the event of a CIC Qualifying Termination, the amounts reported represent the full 2018 – 2020 LTIP awards at the maximum value for the years earned and the target amount for the years unearned. The amounts reported in this column do not include the value of the vesting of the 2017 – 2019 LTIP awards, which awards were deemed vested and earned as of December 31, 2019.

(5)	The amounts reported in this column represent the treatment of the IPO Incentive Grant and the 2019 – 2021 restricted share units and performance shares in the event of: (i) death/disability or termination without cause or for good reason, in which the full award is reported at the target value for each of Messrs. Oberting and Waters and Ms. Cramér Manhem pursuant to their employment agreements; (ii) retirement, in which case the full award is reported at the target value for each of Mr. Waters and Ms. Cramér Manhem pursuant to their employment agreements; and (iii) a CIC Qualifying Termination, in which case the full award is reported at the target value for each of the NEOs pursuant to the 2018 Omnibus Incentive Plan.

(6)	For Mr. Oberting and Ms. Cramér Manhem, pursuant to the terms of their employment agreements, these amounts represent payments that the NEO would receive under the advisory services arrangement following an applicable termination of employment. For Ms. Cramér Manhem, the amounts additionally include the sum of the monthly payments she would receive as consideration for her entering into non-compete restrictions for a period of six months after termination. For purposes of this table, it is assumed that Ms. Cramér Manhem does not obtain any other employment and therefore receives monthly payments equal to the maximum of 60% of her base salary calculated at the time of termination. If Ms. Cramér Manhem does obtain employment during the post-termination non-compete period, these payments would be reduced by the amount of compensation received from such other employment.

(7)	Mr. Oberting was awarded 1,374,945 stock options relating to Sirius Group common shares. These options are not reflected in this table because the exercise price thereof ($12.75) exceeded the closing stock price of our common shares on December 31, 2019 ($8.74).

(8)	Ms. Cramér Manhem’s employment agreement does not provide for any type of severance in the event of the termination of her employment due to her disability. Therefore, while she would be entitled to the more favorable severance benefits if her employment terminates due to her disability under the Executive Severance Plan.

Employment Arrangements for Our NEOs

As of December 31, 2019, we had entered into employment agreements with Mr. Oberting and Ms. Cramér Manhem that generally provide for minimum base salaries, annual cash incentive and long term incentive opportunities under the Company’s annual cash incentive program and long term incentive plans (subject to the achievement of annual performance goals) and severance benefits in the case of certain termination events. As of December 31, 2019, Messrs. Boxer, Davis and Salamone were not parties to an employment agreement.

Kernan (Kip) V. Oberting

On January 30, 2019, the Company entered into an employment agreement with Mr. Oberting, effective February 9, 2019.

Mr. Oberting’s employment agreement has an initial three-year term and automatically extends for one-year terms, unless either party provides notice of non-renewal at least 90 days prior to the expiration of the then-current term. The employment agreement binds Mr. Oberting to certain non-solicitation and non-competition restrictions during the term of his employment and any period during which he provides advisory services (as described below) and for a period of 12 months after the termination of his employment (or his advisory services, if any).

The employment agreement provides, among other things, that if Sirius Group terminates Mr. Oberting due to disability, or the employment agreement terminates automatically due to his death, Mr. Oberting will receive a pro-rata cash incentive for the year of termination based on actual performance, and subject to his or his representative’s execution of a release, his outstanding equity awards will be treated in accordance with the 2016 LTIP and the 2018 Omnibus Incentive Plan. In the event Mr. Oberting’s employment is terminated by Sirius Group without “cause,” or Mr. Oberting terminates his employment for “good reason” (each, as defined in the employment agreement), subject to his execution of a release, Sirius Group will pay to Mr. Oberting a lump sum equal to his then-current annual base salary, and Mr. Oberting will receive an annual cash incentive (without pro ration for time) based on actual performance but no less than the target cash incentive opportunity for the year of termination. In addition, if Mr. Oberting’s employment terminates without cause or for good reason, or he retires with the consent of Sirius Group after attaining age 62 and completing at least 10 years of service, subject to his execution of a release, he will be eligible to remain as an advisor to Sirius Group under his employment agreement. The term of Mr. Oberting’s advisory services under his employment agreement commences on a qualifying termination of employment and continues until the later of (i) the first date on which the expiration of his COBRA participation under Sirius Group’s applicable health plan would result in immediate Medicare eligibility and (ii) the last date on which his outstanding long-term incentive awards are eligible to vest in accordance with their terms. However, the advisory services period will terminate automatically if Mr. Oberting obtains employment during such period, and the advisory services period may also be terminated early for cause, due to death or disability, or by Mr. Oberting for any reason. During the advisory services period, Mr. Oberting will receive an annual base salary of $30,000 and continued health care coverage, and his outstanding long-term incentive awards will continue to vest in accordance with their terms. As of December 31, 2019, Mr. Oberting was not eligible for this additional retirement payment.

Mr. Oberting commenced participation in the Executive Severance Plan in February 2019. The Executive Severance Plan provides that, to the extent that Mr. Oberting’s employment agreement entitles him to additional severance protections, he will continue to be eligible for the severance under the employment agreement to the extent such severance does not result in duplicative benefits under the Executive Severance Plan.

Monica Cramér Manhem

In connection with our acquisition by CMIG International, we entered into an employment agreement with Ms. Cramér Manhem, effective July 24, 2015. The employment agreement does not have a fixed term. The employment agreement binds Ms. Cramér Manhem to certain non-solicitation and non-competition restrictions during the term of her employment and any period during which she provides advisory services (as described below) and for a period of six months after the termination of her employment (or her advisory services, if any). During the post-termination non-compete period, Ms. Cramér Manhem is eligible to receive additional monthly payments from Sirius Group equal to the difference between compensation received from any other employment and her base salary from Sirius Group, with no payment to exceed 60% of her monthly base salary at the time of such termination of employment, and which payments will equal 60% of such base salary if she is not employed during such period. However, no monthly payments are available during any period during which Ms. Cramér Manhem receives severance from Sirius Group or if her employment is terminated due to retirement or her material breach of the employment agreement.

The employment agreement provides that if Ms. Cramér Manhem’s employment terminates due to death, Ms. Cramér Manhem will receive a pro-rata cash incentive for the year of termination based on actual performance, and her outstanding 2016 LTIP awards will be treated in accordance with the 2016 LTIP. In the event Ms. Cramér Manhem’s employment is terminated by Sirius Group without “cause,” or Ms. Cramér Manhem terminates her employment for “good reason” (each, as defined in the employment agreement), subject to her execution of a release, Sirius Group will pay Ms. Cramér Manhem a lump sum equal to her then-current annual base salary, and she will receive an annual cash incentive (without pro-ration for time) based on actual performance but no less than the target cash incentive opportunity for the year of termination. In addition, if Ms. Cramér Manhem’s employment terminates without cause or for good reason, or she retires with the consent of Sirius Group, subject to her execution of a release, she will be eligible to remain as an advisor to Sirius Group under her employment agreement. The term of Ms. Cramér Manhem’s advisory services under her employment agreement commences on a qualifying termination of employment and continues until the earlier of the second anniversary of such termination and the last date on which her outstanding long-term incentive awards are eligible to vest in accordance with their terms. However, the advisory services period will terminate automatically if Ms. Cramér Manhem obtains employment during such period, and the advisory services period may also be terminated early for cause, due to death, or by Ms. Cramér Manhem for any reason. During the advisory services period, Ms. Cramér Manhem will receive an annual base salary of $30,000 and continued health care coverage, and her outstanding long-term incentive awards will continue to vest in accordance with their terms. The employment agreement also provides that in the event of Ms. Cramér Manhem’s retirement between the ages of 64 and 65, Ms. Cramér Manhem will receive an additional payment equal to 75% of her pensionable salary, as determined under the occupational pension plan provided in Sweden. As of December 31, 2019, Ms. Cramér Manhem was not eligible for this additional retirement payment.

As of December 31, 2019, Ms. Cramér Manhem was a participant in the Company’s Executive Severance Plan, as described below. The Executive Severance Plan provides that, to the extent that Ms. Cramér Manhem’s employment agreement entitles her to additional severance protections, she will continue to be eligible for the severance under the employment agreement to the extent such severance does not result in duplicative benefits under the Executive Severance Plan.

Executive Severance Plan

In September 2018, Sirius Group adopted the Executive Severance Plan, which provides for severance terms applicable to each of our participating NEOs relating to severance and post-employment benefits provided upon certain termination events. All of our NEOs currently participate in the Executive Severance Plan. In general, the Executive Severance Plan provides our NEOs with severance in the event of an involuntary termination without cause or a resignation by the NEO for good reason. For these qualifying terminations of employment prior to a change in control, our NEOs will receive severance benefits equal to one times base salary, any earned but unpaid annual cash incentive for the year prior to termination, a pro-rata annual cash incentive for the year of termination with the payout for such cash incentive based on actual performance, and medical continuation benefits for 12 months. In the event of such a qualifying termination of employment within 24 months following a change in control, the severance benefits are the same, except (i) the severance pay is increased to two times base salary; (ii) the medical continuation period is increased to two years for the NEOs; (iii) the prorated annual cash incentive for the year of termination is paid at the target level of performance; and (iv) all outstanding equity compensation awards will become fully vested, with the attainment or deemed attainment of any applicable performance conditions determined under the terms of the applicable equity compensation plan or award agreements. Our NEOs may also be entitled to more limited severance benefits in the event the Company chooses to enforce the non-compete restrictive covenant upon a resignation of the NEO without good reason. In such event, our NEOs will receive base salary and health benefits during the term of the non-compete. In all cases, in order to be eligible to receive severance payments, pursuant to the Executive Severance Plan, the NEO must execute a release in the Company’s favor.

The Executive Severance Plan provides that, to the extent that Mr. Oberting’s or Ms. Cramér Manhem’s employment agreements provide additional severance protections, they will continue to receive the employment agreement severance protections, to the extent they do not result in duplicative benefits under the Executive Severance Plan.

Waters Separation Agreement

On January 30, 2019, the Board approved a succession plan pursuant to which Mr. Oberting replaced Mr. Waters as CEO of the Company, effective as of February 9, 2019. As Mr. Waters’ separation was a termination without “cause” (as defined in his employment agreement), he received a lump sum payment equal to his annual base salary immediately before his separation ($500,000). Additionally, at the time that 2019 annual cash incentives were paid to other cash incentive-eligible employees, Mr. Waters received a payment equal to his target incentive ($250,000). Pursuant to Mr. Waters’ employment agreement and in accordance with the terms relating to advisory services as described in the foregoing paragraph, he will provide advisory services to the Company for a period of time during which period he will continue to vest in pending long-term incentive awards in accordance with his employment agreement (estimated value of $9,812,295, based on the closing stock price of $14.50 on January 30, 2019), be paid $30,000 per year and receive continued health care coverage (estimated value of $8,596 for the advisory period).

2016 LTIP

The 2016 LTIP under which the NEOs hold outstanding performance shares provides for accelerated or continued vesting of outstanding equity awards upon certain qualifying terminations of employment. In general, each performance share award is subject to a three-year performance cycle but may be accelerated in the case of a termination due to disability, retirement or death. If a participant dies or becomes disabled, the performance shares will immediately accelerate on a pro-rata basis. If a participant retires, then the 2016 LTIP provides that the Compensation Committee may accelerate vesting in its sole discretion. In addition, as noted in the “Employment Arrangements” section above, Mr. Oberting and Ms. Cramér Manhem’s employment agreements provide for continued vesting during a period of service as an advisor following a termination without cause, a resignation for good reason or retirement with the consent of Sirius Group (and in the case of Mr. Oberting, retirement also requires him to meet certain age and service requirements). In the event that an NEO experiences a termination without cause or constructive termination or there is an adverse change to the 2016 LTIP, each within 24 months following a change in control, the portion of each outstanding award for which time-based vesting has already occurred will pay out at the maximum, and the remaining portion will immediately accelerate on a pro-rata basis at the greater of actual performance and target, with the underlying share value determined based on the greatest of the value of a common share: (A) immediately prior to the change in control; (B) five business days after the change in control; and (C) on the date of termination.

The 2016 LTIP was amended in 2018 to provide for continued vesting in the case of a termination by the Company without cause or by the participant for good reason other than during the 24-month period following a change in control. For these qualifying terminations of employment, our NEOs will continue to vest in outstanding awards for 12 months following such termination of employment. The ability to receive payments during these vesting continuation periods will be subject to actual performance.

2018 Omnibus Incentive Plan

Subject to the terms of the applicable award agreement, upon a “change in control” (as defined in the 2018 Omnibus Incentive Plan), the Board may, in its discretion, determine whether some or all outstanding options and share appreciation rights will become exercisable in full or in part, whether the restriction period and performance period applicable to some or all outstanding restricted share awards and restricted share unit awards will lapse in full or in part and whether the performance measures applicable to some or all outstanding awards will be deemed to be satisfied. The Board may further require that shares of stock of the surviving entity resulting from such a change in control, or a parent thereof, be substituted for some or all of the common shares subject to an outstanding award and that any outstanding awards, in whole or in part, be surrendered to us by the holder and be immediately cancelled by us in exchange for a cash payment, shares of capital stock of the corporation resulting from or succeeding us or a combination of both cash and such shares of stock.

CEO Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Company is providing the following disclosure about the relationship of the annual total compensation of our coworkers to the annual total compensation of Mr. Oberting, our CEO.

We selected December 31, 2019 to identify our median employee. To identify our median employee, we determined the sum of 2019 gross annual compensation, which included base salary, annual cash incentive and equity-based incentive award for each individual, excluding Mr. Oberting, who were employed by us on December 31, 2019. As of December 31, 2019, we employed 1,075 people worldwide. For our employees who were paid in currency other than U.S. dollars, these amounts were converted into U.S. dollars at the applicable exchange rate on December 31, 2019. We included all employees, whether full-time or part-time. We annualized the compensation for full-time and part-time employees that were not employed by us for all of 2019. Once we identified the median employee, we calculated such employee’s compensation in accordance with the rules used to calculate compensation for purposes of the 2019 Summary Compensation Table. Although Mr. Oberting was promoted to the position of CEO following the commencement of 2019, we did not annualize his compensation, as he did not receive a base salary, bonus or long-term incentives during 2019. The following table sets forth the ratio of Mr. Oberting’s annual total compensation as reported in the 2019 Summary Compensation Table to the annual total compensation of our median employee, calculated in accordance with the Summary Compensation Table rules, for fiscal year 2019.

Annual Total Compensation
Kernan V. Oberting	$5,426,748
Median Employee	$95,010
Ratio	57:1

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of Sirius Group common shares and Series B preference shares as of April 1, 2020, by:

•	each person who is the beneficial owner of more than 5% of the Company’s common shares and Series B preference shares;

•	each person who is a named executive officer or director; and

•	all executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. As of April 1, 2020, there were 115,299,341 common shares and 11,901,670 Series B preference shares of Sirius Group outstanding. Unless otherwise indicated below, the address of each named person is c/o Sirius International Insurance Group, Ltd., 14 Wesley Street, Hamilton HM 11, Bermuda.

Percentage of total voting power represents voting power with respect to all shares of Sirius Group common shares and Series B preference shares, voting as a single class. Each holder of common shares is entitled to one vote for each common share held on the record date. Each holder of Series B preference shares is entitled to the number of votes equal to the number of common shares into which the preference shares are then convertible as of the record date. As of the record date, each share of Series B preference shares was convertible into one common share.

	Common Shares		Series B Preference Shares
Name of Beneficial Owner(1)	Number of Shares	% of Class	Number of Shares	% of Class	% of Total Voting Power
CM Bermuda Ltd.(2) Cannon’s Court 22 Victoria Street Hamilton, HM12, Bermuda CMIG International 8 Marina Boulevard #13-01, Marina Bay Financial Centre, Tower 1 Singapore 018981.	110,480,720	96%	—	—	87%
Allan L. Waters (3)	500,000	*	—	—	*
Kernan (Kip) V. Oberting	132,322	*	—	—	*
Ralph A. Salamone	7,129
Gene Boxer	8,049	*	—	—	*
Monica Cramér Manhem	20,267	*	—	—	*
Jeffrey W. Davis(4)	63,474	*	—	—	*
Sabrina Maguire	—	—	—	—	—
Robert L. Friedman(5)	42,953	*	—	—	*
Meyer (Sandy) Frucher(5)	17,377	*	—	—	*
Alain Karaoglan(5)	9,728	*	—	—	*
Rachelle Keller(5)	9,728	*	—	—	*
James (Jim) B. Rogers, Jr.(5)	10,832	*	—	—	*
Bain Capital Special Situations Asia, L.P.(6) 200 Clarendon Street Boston, MA 02116	832,127	*	1,451,423	12%	1.7%
CCOF On-Shore Co-Borrower LLC(7) 1001 Pennsylvania Avenue, N.W., Suite 220 South Washington, D.C. 20004	1,799,701	1.5%	3,483,416	29%	4%
Centerbridge Credit Partners Master, LP(8) 375 Park Avenue, 11th Floor New York, NY 10152	1,247,757	1%	2,673,870	22%	3%
Centerbridge Special Credit Partners III, LP(9) 375 Park Avenue, 11th Floor New York, NY 10152	377,773	*	809,546	7%	*
GPC Partners Investments (Canis) LP(10) 660 Steamboat Road Greenwich, CT 06830	1,625,530	1.3%	3,483,415	29%	4%
All directors and executive officers as a group (12 individuals)	811,859	*	—	—	*

*	Less than one percent.

(1)	Except as described in the footnotes below and subject to applicable community property laws and similar laws, Sirius Group believes that each person listed above has sole voting and investment power with respect to such shares.

(2)	CM Bermuda is a direct wholly owned subsidiary of CMIG International. The Board of CMIG International, which is comprised of seven members exercises voting and dispositive control over the common shares held by CM Bermuda.

(3)	Information provided is based upon most recent records of the Company.

(4)	Mr. Davis shares voting and investment power with his spouse.

(5)	Includes the following restricted shares granted to Messrs. Friedman, 6,923, Frucher, 6,923, Karaoglan, 6,923, and Rogers, 6,923, and Ms. Keller, 6,923, on May 23, 2019 and 2,424 restricted shares granted to Mr. Frucher on August 22, 2019 and which will vest on the date of the annual meeting.

(6)	Includes 541,843 common shares issuable upon exercise of warrants.

(7)	Includes 1,625,531 common shares issuable upon exercise of warrants. CCOF Master LLP, an affiliate of CCOF On-Shore Co-Borrower LLC, holds 174,170 common shares.

(8)	Includes 1,247,757 common shares issuable upon exercise of warrants.

(9)	Includes 377,773 common shares issuable upon exercise of warrants.

(10)	Includes 1,625,530 common shares issuable upon exercise of warrants.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2019 about our common shares that may be issued upon the settlement of equity awards under all compensation plans under which equity securities are reserved for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by security holders	3,839,124	N/A	6,930,483
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,839,124	N/A	6,930,483

(1)	Reflects the target number of common shares of the Company to be awarded upon the vesting of any performance share units at target performance; actual vesting is based upon actual performance relative to target and can vary between 0% and 150%. This column excludes shares that may be issued pursuant to outstanding performance shares under the 2016 LTIP. When vested, (i) each performance share will be valued at the market price at time of payout and (ii) the Compensation Committee has discretion to settle these awards in common shares, rather than cash.

(2)	Includes shares reserved for issuance under the 2018 Omnibus Incentive Plan and the 2016 LTIP. As noted above, the Compensation Committee retains the discretion to settle outstanding awards under the 2016 LTIP in common shares. No further equity awards will be made under the 2016 LTIP. The maximum number of shares that may be issued in connection with the outstanding performance shares granted under the 2016 LTIP is 3,342,873.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

Related Person Transactions

The information required under this Item regarding related person transactions is discussed above under “Item 10—Corporate Governance—Related Person Transactions.”

Independence of Directors

The information required under this Item regarding the independence of directors is discussed above under “Item 10—Corporate Governance—Independence of Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

REPORT OF THE AUDIT & RISK MANAGEMENT COMMITTEE

The following Report of the Audit & Risk Management Committee does not constitute “soliciting material” and shall not be deemed “filed” or incorporated by reference into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act, except to the extent the Company specifically requests that the information be treated as soliciting material or specifically incorporates such information by reference into a document filed under the Securities Act or the Exchange Act.

Management is responsible for the preparation and presentation of Sirius Group’s consolidated financial statements, its accounting and financial reporting principles and for the establishment and effectiveness of internal controls and procedures designed to ensure compliance with accounting standards and applicable laws and regulations. The independent auditor is responsible for performing an audit of the consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”) and expressing an opinion on the conformity of the audited consolidated financial statements with generally accepted accounting principles of the United States of America and expressing an opinion on the effectiveness of internal control over financial reporting. The independent auditors have free access to the Audit & Risk Management Committee to discuss any matters they deem appropriate.

The purposes of the Audit & Risk Management Committee is to assist the Board in its oversight of:

•	The Company’s accounting and financial reporting processes and the audit of the Company’s financial statements;

•	The Company’s compliance with legal and regulatory requirements;

•	The qualifications, independence and performance of the Company’s external independent auditor;

•	The performance of the Company’s internal auditing department; and

•	The Company’s enterprise risk management, including the significant policies, procedures, and practices employed to manage cyber risk, liquidity risk, credit risk, market risk, operational risk and insurance risk.

The Audit & Risk Management Committee has established a charter which outlines its primary duties and responsibilities. The Audit & Risk Management Committee Charter, which has been approved by the Board, is reviewed at least annually, is updated as necessary and is available for viewing at http://ir.siriusgroup.com/.

In the performance of its oversight function, the Audit & Risk Management Committee has considered and discussed with management and the Company’s independent auditor, PricewaterhouseCoopers LLP (“PwC”), the Company’s audited consolidated financial statements for the year ended December 31, 2019, and the Company’s disclosures in the section entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The Audit & Risk Management Committee has met with each of the Company’s Senior Vice President, Global Head of Internal Audit and PwC’s senior engagement partner, with and without management present, to discuss audit results, their evaluations of the Company’s internal controls and the overall quality of the Company’s financial reporting. In addition, the Audit & Risk Management Committee has discussed with PwC the matters required to be discussed pursuant to the applicable requirements of the PCAOB and the SEC. Finally, the Audit & Risk Management Committee has received the written disclosures and the letter from PwC required by the applicable requirements of the PCAOB regarding the independent accountant’s communications with the Audit & Risk Management Committee concerning independence, and has discussed with PwC the firm’s independence from the Company.

Based upon the reports and discussion described in this report, the Audit & Risk Management Committee, in accordance with its responsibilities, recommended to the Board, and the Board approved, inclusion of the audited financial statements for the year ended December 31, 2019 in Sirius Group’s 2019 Annual Report on Form 10-K.

AUDIT & RISK MANAGEMENT COMMITTEE

Rachelle C. Keller (Chair)
Robert L. Friedman
Alain M. Karaoglan

INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The services performed by PwC in 2019 and 2018 are described below. PwC does not provide any services to the Company prohibited under applicable laws and regulations. From time to time, PwC may perform permissible consulting services for the Company, provided they have been pre-approved in accordance with the policy described below. To the extent consulting services are provided by PwC, they are closely monitored and controlled by both management and the Audit & Risk Management Committee to ensure that their nature and extent do not interfere with the independence of PwC. The independence of PwC is also considered annually by the Audit & Risk Management Committee.

Aggregate fees for professional services rendered by PwC for the years ended December 31, 2019 and 2018 were:

	Total Fees Year Ended December 31,
	2019	2018
	(in thousands)
Audit fees(a)	$4,851,831	$9,106,659
Audit-related fees(b)	89,165	100,688
Tax fees(c)	126,138	164,467
All other fees(d)	16,111	33,742
Total	$5,083,246	$9,405,556

(a)	The fees in this category were for professional services rendered in connection with (i) the audits of the Company’s annual financial statements, (ii) the review of the Company’s quarterly financial statements included in its Quarterly Reports on Form 10-Q, (iii) audits of the Company’s subsidiaries, (iv) engagements required by federal, state or foreign regulatory agencies, and (v) services that generally only the Company’s independent registered public accounting firm reasonably can provide, such as comfort letters and consents. Fees for fiscal year 2018 also consisted of professional services rendered in connection with the filing of the Company’s Registration Statements on Forms S-1 and S-4 in connection with the Merger. The fees reported include expense reimbursements of out-of-pocket expenses of $75,463 and $89,127 in 2019 and 2018, respectively.

(b)	The fees in this category were for professional services rendered in connection with (i) actuarial certifications of loss reserves in 2019 and 2018.

(c)	The fees in this category were for professional services rendered in connection with tax consulting, planning and compliance services.

(d)	The fees in this category were for access to PwC’s proprietary technical research and actuarial software.

The Audit & Risk Management Committee, pursuant to its policy, pre-approves the scope and fees for all services performed by PwC. Annually, the Audit & Risk Management Committee receives and pre-approves a report describing the engagement terms and fees of audit services to be provided by PwC. All other audit, audit-related and non-audit-related services rendered by PwC also require pre-approval. Such pre-approval can be given as part of the Audit & Risk Management Committee’s approval of the scope of the engagement of the independent registered certified public accounting firm or on an individual basis.

The Audit & Risk Management Committee is authorized to delegate the pre-approval of audit and permitted non-audit services to one or more of its members and, pursuant to this authority, provided that any decisions to pre-approve any audit or non-audit services must be presented to the full Audit & Risk Management Committee at its next scheduled meeting. The Audit & Risk Management Committee pre-approved all of the non-audit services provided by PwC in 2019 and 2018.

The Audit & Risk Management Committee has considered and determined that the services provided by PwC are compatible with maintaining PwC’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The consolidated financial statements and financial statement schedule filed as part of the Original 10-K are listed in the Index accompanying the Consolidated Financial Statements in the Original 10-K.

(b) The exhibits listed in Part IV, Item 15(b) of the Original 10-K and the exhibits listed below are filed with, or incorporated by reference into, this report.

The following exhibits are filed as part of this Amendment to Form 10-K.

Exhibit No.	Description
31.3	Certification of Kernan "Kip" V. Oberting, Chief Executive Officer of Sirius International Insurance Group, Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.4	Certification of Ralph A. Salamone, Chief Financial Officer of Sirius International Insurance Group, Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

104	The cover page from this Form 10-K/A for the year ended December 31, 2019 is formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIRIUS INTERNATIONAL INSURANCE GROUP, LTD.
(Registrant)

By:	/s/Ralph A. Salamone
Name: Ralph A. Salamone
Title: Chief Financial Officer

Date: April 21, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kernan (Kip) V. Oberting	President, Chief Executive Officer and Director	April 21, 2020
Kernan (Kip) V. Oberting	(Principal Executive Officer)

/s/ Ralph A. Salamone	Executive Vice President and Chief Financial Officer	April 21, 2020
Ralph A. Salamone	(Principal Financial Officer and Chief Accounting Officer)

/s/ Meyer (Sandy) Frucher	Director	April 21, 2020
Meyer (Sandy) Frucher

/s/ Sabrina Maguire	Director	April 21, 2020
Sabrina Maguire

/s/ Robert L. Friedman	Director	April 21, 2020
Robert L. Friedman

/s/ Alain M. Karaoglan	Director	April 21, 2020
Alain M. Karaoglan

/s/ Rachelle C. Keller	Director	April 21, 2020
Rachelle C. Keller

/s/ James (Jim) B. Rogers, Jr	Director	April 21, 2020
James (Jim) B. Rogers, Jr.