Form 10-Q
period 2020-03-31
Sirius International Insurance Group, Ltd.
filed 2020-05-13
CIK 1744894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________
Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒  Smaller reporting company ☒  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
At April 30, 2020, there were 115,299,341 Common Shares, $0.01 par value per share, of the registrant outstanding.

SIRIUS INTERNATIONAL INSURANCE GROUP, LTD.

PART I. FINANCIAL INFORMATION
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements about the future financial condition, results of operations and operating activities of Sirius International Insurance Group, Ltd. (the "Company" and, together with its subsidiaries, "Sirius Group"), including impacts of the COVID-19 pandemic on its business, operations and loss reserve estimates. Forward-looking statements are typically identified by words such as "plan," "believe," "expect," "anticipate," "intend," "outlook," "estimate," "forecast," "project," "target," "continue," "could," "may," "might," "will," "possible," "potential," "predict," "should," "would," "seeks," "likely" and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements are based on the current expectations of the management of the Company and speak only as of the date of this Quarterly Report on Form 10-Q. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

•	the continued impact of the COVID-19 pandemic on Sirius Group’s business, operations and loss reserve estimates;

•	the effect of judicial, legislative and regulatory actions to address and contain the impact of COVID-19;

•	the uncertainty as to the estimate of ultimate industry loss claims;

•	the general economic conditions and market conditions in the markets in which Sirius Group operates;

•	Sirius Group's exposure to unpredictable catastrophic and casualty events and unexpected accumulations of attritional losses;

•	increased competition from existing insurers and reinsurers and from alternative capital providers, such as insurance-linked funds and collateralized special purpose insurers;

•	decreased demand for Sirius Group's insurance or reinsurance products, consolidation and cyclical changes in the insurance and reinsurance industry;

•
the inherent uncertainty of estimating loss and loss adjustment expenses reserves, including asbestos and environmental reserves, and the possibility that such reserves may be inadequate to cover Sirius Group's ultimate liability for losses;

•	a decline in or withdrawal of Sirius Group's operating subsidiaries' ratings with rating agencies;

•
the exposure of Sirius Group's investments to interest rate, credit, equity risks and market volatility, which may limit Sirius Group's net income and may affect the adequacy of its capital and liquidity;

•	losses related to cyber-attacks on Sirius Group's information technology systems;

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

•	a decrease in the fair value of Global A&H and/or Sirius Group's intangible assets may result in future impairments;

•	the limited liquidity and trading of the Company's securities;

•
CMIG International Holding Pte. Ltd.'s status as a majority shareholder, including its affiliates' liquidity issues, and actions taken by CMIG International Holding Pte. Ltd. or any other parties in interest in connection with such liquidity issues including ownership changes;

•	Sirius Group's status as a publicly traded company, foreign private issuer and controlled company;

•	the consequences of the written resolution of Sirius Group's majority shareholder which may prohibit the Board of Sirius Group from issuing any form of equity without shareholder approval;

•
the impact of lawsuits initiated by minority shareholders, including lawsuits claiming that they are being unfairly oppressed by Sirius Group’s majority shareholder or lawsuits claiming a right of redemption of the Series B preference shares; and

•
other risks identified elsewhere in this Quarterly Report on Form 10-Q, the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and in the Company's other filings with the U.S. Securities and Exchange Commission.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Sirius International Insurance Group, Ltd.
Consolidated Balance Sheets
As at March 31, 2020 and December 31, 2019

(Expressed in millions of U.S. dollars, except share information)	March 31, 2020	December 31, 2019
	Unaudited
Assets
Fixed maturity investments, trading, at fair value (Amortized cost 2020: $1,705.0; 2019: $1,656.6)	$1,732.1	$1,681.0
Short-term investments, at fair value (Amortized cost 2020: $1,032.7; 2019: $1,090.8)	1,041.8	1,085.2
Equity securities, trading, at fair value (Cost 2020: $409.5; 2019: $379.2)	366.6	405.2
Other long-term investments, at fair value (Cost 2020: $323.2; 2019: $315.4)	355.5	346.8
Cash	140.5	136.3
Restricted cash	15.3	14.3
Total investments and cash	3,651.8	3,668.8
Accrued investment income	10.9	11.2
Insurance and reinsurance premiums receivable	964.2	730.1
Reinsurance recoverable on unpaid losses	444.2	410.3
Reinsurance recoverable on paid losses	85.7	73.9
Funds held by ceding companies	260.5	293.9
Ceded unearned insurance and reinsurance premiums	245.5	162.0
Deferred acquisition costs	168.2	148.2
Deferred tax asset	171.0	166.7
Accounts receivable on unsettled investment sales	35.2	6.7
Goodwill	400.8	400.8
Intangible assets	175.9	179.8
Other assets	143.7	161.4
Total assets	$6,757.6	$6,413.8
Liabilities
Loss and loss adjustment expense reserves	$2,519.6	$2,331.5
Unearned insurance and reinsurance premiums	979.2	708.0
Ceded reinsurance payable	332.8	244.7
Funds held under reinsurance treaties	148.0	169.1
Deferred tax liability	183.5	205.9
Debt	664.8	685.2
Accounts payable on unsettled investment purchases	53.0	2.3
Other liabilities	200.4	201.3
Total liabilities	5,081.3	4,548.0
Commitments and contingencies (see Note 19)
Mezzanine equity
Series B preference shares	199.6	223.0
Common shareholders' equity
Common shares (shares issued and outstanding, 2020 & 2019: 115,299,341)	1.2	1.2
Additional paid-in surplus	1,100.1	1,098.2
Retained earnings	673.7	778.5
Accumulated other comprehensive (loss)	(300.9)	(237.5)
Total common shareholders' equity	1,474.1	1,640.4
Non-controlling interests	2.6	2.4
Total equity	1,476.7	1,642.8
Total liabilities, mezzanine equity, and equity	$6,757.6	$6,413.8
See Notes to Consolidated Financial Statements

Sirius International Insurance Group, Ltd.
Consolidated Statements of (Loss) Income
For the three months ended March 31, 2020 and 2019
Unaudited

	Three months ended March 31,
(Expressed in millions of U.S. dollars, except share and per share information)	2020	2019
Revenues
Net earned insurance and reinsurance premiums	$434.7	$311.9
Net investment income	13.5	20.1
Net realized investment gains	20.3	9.0
Net unrealized investment (losses) gains	(43.8)	74.0
Net foreign exchange gains	18.5	5.1
Other revenue	4.3	19.6
Total revenues	447.5	439.7
Expenses
Loss and loss adjustment expenses	427.1	183.9
Insurance and reinsurance acquisition expenses	74.7	63.3
Other underwriting expenses	38.0	35.3
General and administrative expenses	32.1	24.4
Intangible asset amortization expenses	3.9	3.9
Interest expense on debt	7.8	7.6
Total expenses	583.6	318.4
Pre-tax (loss) income	(136.1)	121.3
Income tax benefit (expense)	14.8	(17.2)
Net (loss) income	(121.3)	104.1
Income attributable to non-controlling interests	(0.2)	(0.4)
(Loss) income attributable to Sirius Group	(121.5)	103.7
Change in carrying value of Series B preference shares	23.4	(8.4)
Net (loss) income attributable to Sirius Group's common shareholders	$(98.1)	$95.3
Net (loss) income per common share and common share equivalent
Basic earnings per common share and common share equivalent	$(0.85)	$0.75
Diluted earnings per common share and common share equivalent	$(0.96)	$0.74
Weighted average number of common shares and common share equivalents outstanding:
Basic weighted average number of common shares and common share equivalents outstanding	115,262,302	115,182,331
Diluted weighted average number of common shares and common share equivalents outstanding	127,163,972	127,335,314
See Notes to Consolidated Financial Statements

Sirius International Insurance Group, Ltd.
Consolidated Statements of Comprehensive (Loss) Income
For the three months ended March 31, 2020 and 2019
Unaudited

	Three months ended March 31,
(Expressed in millions of U.S. dollars)	2020	2019
Comprehensive (loss) income
Net (loss) income	$(121.3)	$104.1
Other comprehensive (loss)
Change in foreign currency translation, net of tax	(63.4)	(27.8)
Total other comprehensive (loss)	(63.4)	(27.8)
Comprehensive (loss) income	(184.7)	76.3
Net (income) attributable to non-controlling interests	(0.2)	(0.4)
Comprehensive (loss) income attributable to Sirius Group	$(184.9)	$75.9
See Notes to Consolidated Financial Statements

Sirius International Insurance Group, Ltd.
Consolidated Statements of Shareholders' Equity
For the three months ended March 31, 2020 and 2019
Unaudited

	Three months ended March 31,
(Expressed in millions of U.S. dollars)	2020	2019
Common shares
Balance at beginning and end of period	$1.2	$1.2
Additional paid-in surplus
Balance at beginning of period	1,098.2	1,089.1
Share-based compensation	1.9	1.2
Other, net	—	(0.1)
Balance at end of period	1,100.1	1,090.2
Retained earnings
Balance at beginning of period	778.5	816.6
Cumulative effect of an accounting change	(6.8)	—
Balance at beginning of period, as adjusted	771.7	816.6
Net (loss) income	(121.3)	104.1
Income attributable to non-controlling interests	(0.2)	(0.4)
Change in carrying value of Series B preference shares	23.4	(8.4)
Other, net	0.1	(0.1)
Balance at end of period	673.7	911.8
Accumulated other comprehensive (loss)
Balance at beginning of period	(237.5)	(202.4)
Accumulated net foreign currency translation (losses)
Balance at beginning of period	(237.5)	(202.4)
Net change in foreign currency translation	(63.4)	(27.8)
Balance at the end of period	(300.9)	(230.2)
Balance at the end of period	(300.9)	(230.2)
Total common shareholders' equity	$1,474.1	$1,773.0
Non-controlling interests	2.6	2.2
Total equity	$1,476.7	$1,775.2
See Notes to Consolidated Financial Statements

Sirius International Insurance Group, Ltd.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2020 and 2019
Unaudited

	Three months ended March 31,
(Expressed in millions of U.S. dollars)	2020	2019
Cash flows from operations:
Net (loss) income	$(121.3)	$104.1
Adjustments to reconcile net income to net cash provided from operations:
Net realized and unrealized investment losses (gains)	23.5	(83.0)
Amortization of premium on fixed maturity investments	0.4	(0.8)
Amortization of intangible assets	3.9	3.9
Depreciation and other amortization	1.7	2.2
Share-based compensation	1.9	1.2
Other operating items:
Net change in loss and loss adjustment expense reserves	278.6	(1.1)
Net change in reinsurance recoverable on paid and unpaid losses	(91.1)	(8.7)
Net change in funds held by ceding companies	22.5	(20.1)
Net change in unearned insurance and reinsurance premiums	309.5	232.4
Net change in ceded reinsurance payable	111.3	37.7
Net change in ceded unearned insurance and reinsurance premiums	(96.6)	(47.6)
Net change in insurance and reinsurance premiums receivable	(280.5)	(208.8)
Net change in deferred acquisition costs	(26.4)	(14.2)
Net change in funds held under reinsurance treaties	(12.7)	15.4
Net change in current and deferred income taxes, net	(11.5)	9.1
Net change in other assets and liabilities, net	2.0	2.9
Net cash provided from operations	115.2	24.6
Cash flows from investing activities:
Net change in short-term investments	33.8	(120.1)
Sales of fixed maturities and convertible fixed maturity investments	99.3	135.1
Maturities, calls, and paydowns of fixed maturity and convertible fixed maturity investments	62.0	59.3
Sales of common equity securities	205.0	45.9
Distributions, redemptions, and maturities of other long-term investments	7.4	15.3
Return of principal on loan participations	0.1	—
Contributions to other long-term investments	(17.6)	(25.0)
Purchases of common equity securities	(253.6)	(39.8)
Purchases of fixed maturities and convertible fixed maturity investments	(261.2)	(105.1)
Net change in unsettled investment purchases and sales	22.5	10.0
Other, net	(0.4)	0.3
Net cash (used for) investing activities	(102.7)	(24.1)
Cash flows from financing activities:
Change in collateral held on Interest Rate Cap	—	(0.1)
Net cash (used for) from financing activities	—	(0.1)
Effect of exchange rate changes on cash	(7.3)	(3.6)
Net increase (decrease) in cash during period	5.2	(3.2)
Cash and restricted cash balance at beginning of period	150.6	132.2
Cash and restricted cash balance at end of period	$155.8	$129.0
See Notes to Consolidated Financial Statements

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Note 1. General
Sirius International Insurance Group, Ltd. ("the Company") is a Bermuda exempted company that provides multi-line insurance and reinsurance on a worldwide basis through its subsidiaries (collectively with the Company, "Sirius Group").
Note 2. Summary of significant accounting policies
Basis of presentation
The accompanying Unaudited Consolidated Financial Statements at March 31, 2020, have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. The accompanying Unaudited Consolidated Financial Statements present the consolidated results of operations, financial condition, and cash flows of the Company and its subsidiaries and those entities in which the Company has control and a majority economic interest as well as those variable interest entities ("VIEs") that meet the requirements for consolidation. All significant intercompany transactions have been eliminated in consolidation.
These Unaudited Consolidated Financial Statements do not include all disclosures normally included in annual financial statements prepared in accordance with GAAP and should be read in conjunction with the Audited Consolidated Financial Statements and the related notes for the year ended December 31, 2019. The consolidated financial information as of December 31, 2019 included herein has been derived from the Audited Consolidated Financial Statements as of December 31, 2019.

Effective January 1, 2020, the Company changed its reportable segments. The change in reportable segments had no impact on the Company’s historical consolidated financial positions, results of operations or cash flows as previously reported. Where applicable, all prior periods presented have been revised to conform to this new presentation.

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
Recently adopted changes in accounting principles
Credit losses
Effective January 1, 2020, Sirius Group adopted Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments (ASC 326), which establishes new guidance for the recognition of credit losses for financial assets measured at amortized cost ("current expected credit losses" or "CECL"). The guidance applies to financial assets that have the contractual right to receive cash, including reinsurance receivables and recoverables and requires reporting entities to estimate the credit losses expected over the life of a credit exposure using historical information, current information and reasonable and supportable forecasts that affect the collectability of the financial asset. The expected credit losses, and subsequent adjustments to such losses, are recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected. Sirius Group adopted the new guidance using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings.
As a result of the adoption of the new guidance, Sirius Group estimated a total CECL allowance of $14.9 million. The adoption of this guidance did not materially impact our results of operations or cash flows. Due to the adoption of the standard using the retrospective cumulative-effect adjustment method, the Company recorded $(6.8) million cumulative-effect adjustment net of taxes to its opening retained earnings. (See Note 7.)

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Fair Value Measurement Disclosures
Effective January 1, 2020, Sirius Group adopted ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements of fair value measurements. The adoption of this guidance did not have any impact on the consolidated financial statements but expanded disclosure of the ranges and weighted averages of significant unobservable inputs used in Level 3 fair values. (See Note 9.)
Simplifying the Accounting for Income Taxes

Effective January 1, 2020, Sirius Group adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions, and clarifies and simplifies certain aspects of accounting for income taxes. Sirius Group has fully adopted all provisions of the guidance with consideration of the various transition methods.

Sirius Group adopted the removal of the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The removal of this exception allowed Sirius Group to record a benefit for a year-to-date loss in excess of its forecasted loss in certain jurisdictions. The removal of this exception was applied prospectively to the Income tax benefit (expense) line on the Consolidated Statements of Income.

Sirius Group adopted all other provisions in the guidance, including the requirement for an entity to recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax through a cumulative-effect adjustment to retained earnings. These provisions did not have a material impact on the Consolidated Financial Statements or were not applicable to Sirius Group.
Note 3. Significant transactions
Loss portfolio transfer

On January 23, 2020, Sirius Group entered into a loss portfolio transfer with Pacific Re, Inc. Under the agreement, Sirius Group received $69.7 million in cash and assumed net undiscounted loss and LAE reserves with the same value. In addition, Sirius Group recognized Gross written premium and Loss and losses adjustment expenses for $69.7 million.
Note 4. Segment information
On December 31, 2019, Sirius Group completed an internal reorganization and beginning on January 1, 2020, Sirius Group's reportable segments consist of four reportable segments – Global Reinsurance, Global Accident & Health ("Global A&H"), U.S. Specialty, and Runoff & Other. The accounting policies of the reportable segments are the same as those used for the preparation of the Company's consolidated financial statements.
The Company's Global Reinsurance, Global A&H, U.S. Specialty, and Runoff & Other reportable segments each have managers who are responsible for the overall profitability of their respective segments and who are directly accountable to the Company's chief operating decision maker, the Chief Executive Officer ("CEO") of the Company. The CEO assesses segment operating performance, allocates capital, and makes resource allocation decisions based on Technical profit (loss), Underwriting profit (loss), and Underwriting profit (loss), including net service fee revenue.
Segment results are shown prior to corporate eliminations. Corporate eliminations are shown to reconcile to consolidated Technical profit (loss), consolidated Underwriting profit (loss) and consolidated Underwriting profit (loss), including net service fee revenue.
Sirius Group does not allocate its assets by segment, with the exception of goodwill and intangible assets, and, accordingly, investment income is not allocated to each segment. The internal reorganization had no impact to the allocation of goodwill and intangible assets to the Global A&H segment. Where applicable, all prior periods presented have been revised to conform to this new presentation.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Global Reinsurance

Global Reinsurance consists of Sirius Group's underwriting lines of business that offer Other Property, Property Catastrophe Excess Reinsurance, Agriculture Reinsurance, Aviation & Space, Marine & Energy, Trade Credit, Contingency, and Casualty Reinsurance:
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
Property Catastrophe Excess Reinsurance—Property catastrophe excess of loss reinsurance treaties cover losses from catastrophic events. Sirius Group writes a worldwide book with the largest concentration of exposure in Europe and the United States. The U.S. book written in Bermuda has a national account focus supporting principally the lower and/or middle layers of large capacity programs. Additionally, Stockholm writes a U.S. book mainly consisting of select small regional and standard lines carriers. The exposures written in the international book are diversified across many countries, regions, perils and layers.
Agriculture Reinsurance—Sirius Group provides stop-loss reinsurance coverage to companies writing U.S. government-sponsored multi-peril crop insurance ("MPCI"). Sirius Group's participation is net of the government's stop-loss reinsurance protection. Sirius Group also provides coverage for crop-hail and certain named perils when bundled with MPCI business. Sirius Group also writes agriculture business outside of the United States.
Aviation & Space—Sirius Group provides aviation insurance that covers loss of or damage to an aircraft and the aircraft operations' liability to passengers, cargo and hull as well as to third parties. Additionally, liability arising out of non-aircraft operations such as hangars, airports and aircraft products can be covered. Space insurance primarily covers loss of or damage to a satellite during launch and in orbit. The book consists of treaty, written on both a proportional and excess of loss basis, facultative, and primary business.
Marine & Energy—Sirius Group provides marine & energy reinsurance, primarily written on an excess of loss and proportional basis. Coverage offered includes damage to ships and goods in transit, marine liability lines, and offshore energy industry insurance. Sirius Group also writes yacht business, both on reinsurance and a primary basis. The marine & energy portfolio is diversified across many countries and regions.

Trade Credit—Sirius Group writes credit and bond reinsurance worldwide. The bulk of the business is traditional short-term commercial credit insurance, covering pre-agreed domestic and export sales of goods and services with typical coverage periods of 60 to 120 days. Losses under these policies are correlated to adverse changes in a respective country's gross national product.

Contingency—Sirius Group underwrote a contingency insurance book primarily for event cancellation and non-appearance.  Additionally, coverage for probability based risks with prize redemption was also offered. The contingency insurance business was exited in 2018 with no new exposures written; however, Sirius Group continues to offer this class on a treaty reinsurance basis on a selective basis for a few key clients.

Casualty Reinsurance—Sirius Group underwrites a cross section of all casualty lines, including general liability, umbrella, auto, workers compensation, professional liability, and other specialty classes, written on a proportional and excess of loss basis.

Global A&H

Global A&H consists of Sirius Group’s insurance and reinsurance business, and the managing general underwriting (“MGU”) units (which include ArmadaCorp Capital, LLC ("Armada") and International Medical Group, Inc. ("IMG")). Armada’s products are offered in the United States while IMG and the insurance and reinsurance business write accident and health products on a worldwide basis:

Accident and Health insurance and reinsurance—Sirius Group is an insurer of accident and health business in the United States and internationally, on either an admitted or surplus lines basis, as well as a reinsurer of medical expense, travel and personal accident on a treaty or facultative basis worldwide. The MGU unit writes health insurance business worldwide through IMG and within the United States via Armada.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

U.S. Specialty

U.S. Specialty consists of Sirius Group's specialty insurance product offerings, which currently includes Environmental, Surety, and Workers’ Compensation.

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

Workers’ Compensation, is a state-mandated insurance program that provides medical, disability, survivor, burial, and rehabilitation benefits to employees who are injured or killed due to a work-related injury or illness.
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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following tables summarize the segment results for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31, 2020
(Expressed in millions of U.S. dollars)	Global Reinsurance	Global A&H	U.S. Specialty	Runoff & Other	Corporate Elimination	Total
Gross written premiums	$465.3	$262.1	$20.8	$69.4	$—	$817.6
Net written premiums	$345.4	$200.7	$15.2	$68.6	$—	$629.9
Net earned insurance and reinsurance premiums	$235.0	$117.9	$12.8	$69.0	$—	$434.7
Loss and allocated LAE(1)	(257.2)	(80.3)	(7.7)	(68.9)	—	(414.1)
Insurance and reinsurance acquisition expenses	(50.9)	(30.8)	(3.0)	(0.4)	10.4	(74.7)
Technical profit	(73.1)	6.8	2.1	(0.3)	10.4	(54.1)
Unallocated LAE(2)	(5.0)	(1.7)	(0.1)	(0.8)	(5.4)	(13.0)
Other underwriting expenses	(21.3)	(5.6)	(5.2)	(0.9)	(5.0)	(38.0)
Underwriting income	(99.4)	(0.5)	(3.2)	(2.0)	—	(105.1)
Service fee revenue(3)	—	35.9	—	—	(11.0)	24.9
Managing general underwriter unallocated LAE	—	(6.0)	—	—	6.0	—
Managing general underwriter other underwriting expenses	—	(5.0)	—	—	5.0	—
General and administrative expenses, MGU + Runoff & Other(4)	—	(14.2)	—	(1.5)	—	(15.7)
Underwriting (loss) income, including net service fee income	(99.4)	10.2	(3.2)	(3.5)	—	(95.9)
Net investment income						13.5
Net realized investment gains						20.3
Net unrealized investment (losses) gains						(43.8)
Net foreign exchange gains						18.5
Other revenue(5)						(20.6)
General and administrative expenses(6)						(16.4)
Intangible asset amortization expenses						(3.9)
Interest expense on debt						(7.8)
Pre-tax (loss) income						$(136.1)
Underwriting Ratios
Loss ratio	111.6%	69.6%	60.9%	NM	NM	98.3%
Acquisition expense ratio	21.7%	26.1%	23.4%	NM	NM	17.2%
Other underwriting expense ratio	9.1%	4.7%	40.6%	NM	NM	8.7%
Combined ratio(7)	142.4%	100.4%	124.9%	NM	NM	124.2%
Goodwill and intangible assets(8)	$—	$568.6	$—	$8.1	$—	$576.7
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
(5)Other revenue is presented net of Service fee revenue and is comprised mainly of losses from derivatives (see Note 12) (the sum of Service fee revenue and Other revenue is equal to Other revenue on the Consolidated Statements of Income).
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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

	For the three months ended March 31, 2019
(Expressed in millions of U.S. dollars)	Global Reinsurance	Global A&H	U.S. Specialty	Runoff & Other	Corporate Elimination	Total
Gross written premiums	$435.0	$169.3	$16.6	$1.4	$—	$622.3
Net written premiums	$335.9	$134.9	$13.6	$0.4	$—	$484.8
Net earned insurance and reinsurance premiums	$211.3	$96.1	$4.1	$0.4	$—	$311.9
Loss and allocated LAE(1)	(107.8)	(63.2)	(2.4)	(1.1)	—	(174.5)
Insurance and reinsurance acquisition expenses	(45.6)	(26.6)	(0.7)	(0.7)	10.3	(63.3)
Technical profit	57.9	6.3	1.0	(1.4)	10.3	74.1
Unallocated LAE(2)	(4.0)	(1.5)	—	(0.5)	(3.4)	(9.4)
Other underwriting expenses	(21.6)	(6.1)	(2.8)	(2.1)	(2.7)	(35.3)
Underwriting income	32.3	(1.3)	(1.8)	(4.0)	4.2	29.4
Service fee revenue(3)	—	36.3	—	—	(11.0)	25.3
Managing general underwriter unallocated LAE	—	(4.1)	—	—	4.1	—
Managing general underwriter other underwriting expenses	—	(2.7)	—	—	2.7	—
General and administrative expenses, MGU + Runoff & Other(4)	—	(16.2)	—	(0.8)	—	(17.0)
Underwriting (loss) income, including net service fee income	32.3	12.0	(1.8)	(4.8)	—	37.7
Net investment income						20.1
Net realized investment gains						9.0
Net unrealized investment (losses) gains						74.0
Net foreign exchange gains						5.1
Other revenue(5)						(5.7)
General and administrative expenses(6)						(7.4)
Intangible asset amortization expenses						(3.9)
Interest expense on debt						(7.6)
Pre-tax (loss) income						$121.3
Underwriting Ratios
Loss ratio	52.9%	67.3%	58.5%	NM	NM	59.0%
Acquisition expense ratio	21.6%	27.7%	17.1%	NM	NM	20.3%
Other underwriting expense ratio	10.2%	6.3%	68.3%	NM	NM	11.3%
Combined ratio(7)	84.7%	101.3%	143.9%	NM	NM	90.6%
Goodwill and intangible assets(8)	$—	$584.2	$—	$8.1	$—	$592.3
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
(5)Other revenue is presented net of Service fee revenue and is comprised mainly of losses from derivatives (see Note 12) (the sum of Service fee revenue and Other revenue is equal to Other revenue on the Consolidated Statements of Income).
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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following tables provide summary information regarding net premiums written by client location and underwriting location by reportable segment for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31, 2020
(Expressed in millions of U.S. dollars)	Global Reinsurance	Global A&H	U.S. Specialty	Runoff & Other	Total
Net written premiums by client location:
United States	$104.3	$180.7	$15.2	$68.1	$368.3
Europe	172.8	7.2	—	0.3	180.3
Canada, the Caribbean, Bermuda and Latin America	29.4	6.5	—	—	35.9
Asia and Other	38.9	6.3	—	0.2	45.4
Total net written premium by client location for the three months ended March 31, 2020	$345.4	$200.7	$15.2	$68.6	$629.9
Net written premiums by underwriting location:
United States	$72.6	$131.2	$15.2	$68.0	$287.0
Europe	208.2	69.5	—	0.4	278.1
Canada, the Caribbean, Bermuda and Latin America	48.1	—	—	—	48.1
Asia and Other	16.5	—	—	0.2	16.7
Total written premiums by underwriting location for the three months ended March 31, 2020	$345.4	$200.7	$15.2	$68.6	$629.9

	For the three months ended March 31, 2019
(Expressed in millions of U.S. dollars)	Global Reinsurance	Global A&H	U.S. Specialty	Runoff & Other	Total
Net written premiums by client location:
United States	$116.6	$111.1	$13.6	$0.2	$241.5
Europe	149.5	8.0	—	0.1	157.6
Canada, the Caribbean, Bermuda and Latin America	29.0	5.0	—	—	34.0
Asia and Other	40.8	10.8	—	0.1	51.7
Total net written premium by client location for the three months ended March 31, 2019	$335.9	$134.9	$13.6	$0.4	$484.8
Net written premiums by underwriting location:
United States	$75.7	$71.0	$13.6	$0.2	$160.5
Europe	207.0	63.6	—	0.1	270.7
Canada, the Caribbean, Bermuda and Latin America	35.9	—	—	—	35.9
Asia and Other	17.3	0.3	—	0.1	17.7
Total written premiums by underwriting location for the three months ended March 31, 2019	$335.9	$134.9	$13.6	$0.4	$484.8

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Note 5. Reserves for unpaid losses and loss adjustment expenses
The following table summarizes the loss and LAE reserve activities of Sirius Group for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
(Millions)	2020	2019
Gross beginning balance	$2,331.5	$2,016.7
Less beginning reinsurance recoverable on unpaid losses	(410.3)	(350.2)
Net loss and LAE reserve balance	1,921.2	1,666.5
Losses and LAE incurred relating to:
Current year losses	422.9	167.3
Prior years losses	4.2	16.6
Total net incurred losses and LAE	427.1	183.9
Foreign currency translation adjustment to net loss and LAE reserves	(21.8)	(3.4)
Loss and LAE paid relating to:
Current year losses	43.1	36.2
Prior years losses	208.0	183.8
Total loss and LAE payments	251.1	220.0
Net ending balance	2,075.4	1,627.0
Plus ending reinsurance recoverable on unpaid losses	444.2	349.3
Gross ending balance	$2,519.6	$1,976.3
Loss and LAE development - Three Months Ended March 31, 2020
For the three months ended March 31, 2020, Sirius Group had net unfavorable loss reserve development of $4.2 million. Increases in loss reserve estimates were primarily recorded in Global Reinsurance ($9.1 million) primarily from a loss on a Lion Air crash in the Aviation & Space line of business. These increases were partially offset by favorable loss reserve development in Global A&H ($4.2 million).
Loss and LAE development - Three Months Ended March 31, 2019
For the three months ended March 31, 2019, Sirius Group had net unfavorable loss reserve development of $16.6 million. The most significant increases in loss reserve estimates were recorded in Global Reinsurance ($10.3 million) and Global A&H ($5.1 million). The unfavorable loss reserve development in Global Reinsurance was primarily attributable to higher than expected reporting from prior year catastrophe events ($15.6 million) mainly Hurricanes Irma, Michael, and Florence. In addition, there was unfavorable loss reserve development in Runoff & Other ($1.2 million).
Note 6. Third party reinsurance
In the normal course of business, Sirius Group seeks to protect its businesses from losses due to concentration of risk and losses arising from catastrophic events by reinsuring with third-party reinsurers. Sirius Group remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.
At March 31, 2020, Sirius Group had reinsurance recoverables on paid losses of $85.7 million and reinsurance recoverables of $444.2 million on unpaid losses. At December 31, 2019, Sirius Group had reinsurance recoverables on paid losses of $73.9 million and reinsurance recoverables of $410.3 million on unpaid losses. Because retrocessional reinsurance contracts do not relieve Sirius Group of its obligation to its insureds, the collectability of balances due from Sirius Group's reinsurers is important to its financial strength. Sirius Group monitors the financial strength and ratings of retrocessionaires on an ongoing basis. Uncollectible amounts historically have not been significant. (See Note 7.)

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Note 7. Allowance for expected credit losses
Sirius Group is exposed to credit losses primarily through sales of its insurance and reinsurance products and services. The financial assets in scope of the current expected credit losses impairment model primarily include Sirius Group's premium receivables and reinsurance recoverables. Sirius Group pools the premium receivables and reinsurance recoverables by counterparty credit rating and applies a credit default rate that is determined based on the studies published by the rating agencies (e.g., A.M. Best, Standard & Poor's ("S&P")). In circumstances where ratings are unavailable, Sirius Group applies an internally developed default rate based on historical experience, reference data including research publications, and other relevant inputs.
To estimate the allowance for expected credit losses, Sirius Group considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic. To the extent the current environment continues beyond our expectations or deteriorates further, we may experience further increases to our allowance for credit losses related to COVID-19.
As of March 31, 2020, Sirius Group's allowance for expected credit losses is as follows:

(in millions)	Gross Assets in Scope	Allowance for Expected Credit Losses
Premiums receivable & Funds held by ceding companies	$1,224.7	$10.6
Reinsurance recoverable on unpaid and paid loss	529.9	3.9
MGU Trade receivables(1)	25.6	0.4
Total as of March 31, 2020	$1,780.2	$14.9
(1) Included as part of Other assets on the Consolidated Balance Sheet
Sirius Group monitors counterparty credit ratings and macroeconomic conditions, and considers the most current A.M. Best and S&P credit ratings to determine the allowance each quarter. Of the total gross assets in scope as of March 31, 2020, approximately 63% were balances with counterparties rated by either A.M. Best or S&P. Of the total rated, 76% were rated A- or better.
Note 8. Investment securities
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
Net investment income for the three months ended March 31, 2020 and 2019 consisted of the following:

	For the three months ended March 31,
(Millions)	2020	2019
Fixed maturity investments	$10.3	$16.8
Short-term investments	3.3	0.4
Equity securities	2.6	2.7
Other long-term investments	0.2	3.9
Total investment income	16.4	23.8
Investment expenses	(2.9)	(3.7)
Net investment income	$13.5	$20.1

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Net Realized and Unrealized Investment Gains (Losses)
Net realized and unrealized investment gains (losses) for the three months ended March 31, 2020 and 2019 consisted of the following:

	For the three months ended March 31,
(Millions)	2020	2019
Gross realized gains	$42.0	$14.1
Gross realized (losses)	(21.7)	(5.1)
Net realized gains on investments(1)	20.3	9.0
Net unrealized gains (losses) on investments(2)	(43.8)	74.0
Net realized and unrealized gains (losses) on investments	$(23.5)	$83.0
(1)Includes $11.1 and $10.9 of realized gains due to foreign currency for the three months ended March 31, 2020 and 2019, respectively.
(2)Includes $52.7 and $25.0 of unrealized gains due to foreign currency for the three months ended March 31, 2020 and 2019, respectively.
Net realized investment gains
Net realized investment gains for the three months ended March 31, 2020 and 2019 consisted of the following:

	For the three months ended March 31,
(Millions)	2020	2019
Fixed maturity investments	$7.8	$6.8
Equity securities	0.5	(0.6)
Short-term investments	2.8	0.1
Derivative instruments	8.3	(0.6)
Other long-term investments	0.9	3.3
Net realized investment gains	$20.3	$9.0
Net unrealized investment gains (losses)
Net unrealized investment gains (losses) for the three months ended March 31, 2020 and 2019 consisted of the following:

	For the three months ended March 31,
(Millions)	2020	2019
Fixed maturity investments	$7.9	$29.7
Equity securities	(69.1)	25.1
Short-term investments	15.7	2.7
Derivative instruments	0.1	(0.6)
Other long-term investments	1.6	17.1
Net unrealized investment gains (losses)	$(43.8)	$74.0

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following table summarizes the amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 investments for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
(Millions)	2020	2019
Fixed maturity investments	$0.3	$—
Equity securities	—	—
Other long-term investments	(0.9)	8.8
Total unrealized investment (losses) gains – Level 3 investments	$(0.6)	$8.8
Investment Holdings
Fixed maturity investments
The cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and fair value of Sirius Group's fixed maturity investments as of March 31, 2020 and December 31, 2019, were as follows:

	March 31, 2020
(Millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized (losses)	Net foreign currency gains (losses)	Fair value
Corporate debt securities	$424.5	$2.8	$(5.0)	$22.0	$444.3
Asset-backed securities	551.9	1.9	(30.1)	0.7	524.4
Residential mortgage-backed securities	443.5	23.1	(1.2)	6.5	471.9
U.S. government and government agency	119.9	6.8	(0.1)	1.6	128.2
Commercial mortgage-backed securities	97.4	1.6	(5.0)	0.3	94.3
Non-U.S. government and government agency	60.4	0.4	(0.4)	0.4	60.8
Preferred stocks	5.8	0.9	(0.2)	—	6.5
U.S. States, municipalities and political subdivision	1.6	—	—	0.1	1.7
Total fixed maturity investments	$1,705.0	$37.5	$(42.0)	$31.6	$1,732.1

	December 31, 2019
(Millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized (losses)	Net foreign currency gains (losses)	Fair value
Corporate debt securities	$458.6	$5.2	$(1.2)	$11.5	$474.1
Asset-backed securities	489.4	1.4	(3.9)	(0.1)	486.8
Residential mortgage-backed securities	426.2	10.5	(1.4)	3.6	438.9
U.S. government and government agency	111.5	0.7	(0.4)	(1.3)	110.5
Commercial mortgage-backed securities	88.5	0.9	(0.6)	0.2	89.0
Non-U.S. government and government agency	63.7	—	(0.7)	—	63.0
Preferred stocks	17.0	—	—	—	17.0
U.S. States, municipalities and political subdivision	1.7	—	—	—	1.7
Total fixed maturity investments	$1,656.6	$18.7	$(8.2)	$13.9	$1,681.0
The weighted average duration of Sirius Group's fixed income portfolio as of March 31, 2020 was approximately 1.5 years, including short-term investments, and approximately 2.3 years excluding short-term investments.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The cost or amortized cost and fair value of Sirius Group's fixed maturity investments as of March 31, 2020 and December 31, 2019 are presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	March 31, 2020		December 31, 2019
(Millions)	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value
Due in one year or less	$106.2	$112.9	$85.0	$88.4
Due after one year through five years	429.1	446.3	479.1	490.3
Due after five years through ten years	45.9	47.0	46.3	46.0
Due after ten years	25.2	28.8	25.1	24.6
Mortgage-backed and asset-backed securities	1,092.8	1,090.6	1,004.1	1,014.7
Preferred stocks	5.8	6.5	17.0	17.0
Total	$1,705.0	$1,732.1	$1,656.6	$1,681.0
The following table summarizes the ratings and fair value of fixed maturity investments held in Sirius Group's investment portfolio as of March 31, 2020 and December 31, 2019:

(Millions)	March 31, 2020	December 31, 2019
AAA	$588.4	$559.8
AA	786.8	724.3
A	208.5	219.0
BBB	88.0	95.8
Other	60.4	82.1
Total fixed maturity investments(1)	$1,732.1	$1,681.0
(1)Credit ratings are assigned based on the following hierarchy: 1) Standard & Poor's ("S&P") and 2) Moody's Investors Service ("Moody's").
At March 31, 2020, the above totals included $37.8 million of sub-prime securities. Of this total, $18.3 million was rated AAA, $17.2 million rated AA, $2.2 million rated A and $0.1 million classified as Other. At December 31, 2019, the above totals included $43.3 million of sub-prime securities. Of this total, $21.7 million was rated AAA, $18.4 million rated AA, $3.1 million rated A and $0.1 million classified as Other.
Equity securities and Other long-term investments
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains, and fair values of Sirius Group's equity securities and other long-term investments as of March 31, 2020 and December 31, 2019, were as follows:

	March 31, 2020
(Millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Fair value
Equity securities	$409.5	$37.4	$(98.4)	$18.1	$366.6
Other long-term investments	$323.2	$50.3	$(31.7)	$13.7	$355.5

	December 31, 2019
(Millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Fair value
Equity securities	$379.2	$55.6	$(37.3)	$7.7	$405.2
Other long-term investments	$315.4	$49.9	$(29.3)	$10.8	$346.8

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Equity securities at fair value consisted of the following as of March 31, 2020 and December 31, 2019:

(Millions)	March 31, 2020	December 31, 2019
Fixed income mutual funds	$192.1	$175.3
Common stocks	184.4	228.1
Other equity securities(1)	(9.9)	1.8
Total Equity securities	$366.6	$405.2
(1)Sirius Group engaged in short selling of certain equity securities for which settlement was pending as of March 31, 2020.

Other long-term investments at fair value consisted of the following as of March 31, 2020 and December 31, 2019:

(Millions)	March 31, 2020	December 31, 2019
Hedge funds and private equity funds	$279.6	$269.0
Limited liability companies and private equity securities	75.9	77.8
Total other long-term investments	$355.5	$346.8
Hedge Funds and Private Equity Funds
Sirius Group holds investments in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments has been estimated using the net asset value of the funds. As of March 31, 2020, Sirius Group held investments in 9 hedge funds and 33 private equity funds. The largest investment in a single fund was $59.4 million as of March 31, 2020 and $51.6 million as of December 31, 2019.
The following table summarizes investments in hedge funds and private equity interests by investment objective and sector as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(Millions)	Fair value	Unfunded commitments	Fair value	Unfunded commitments
Hedge funds:
Long/short multi-sector	$49.5	$—	$53.0	$—
Distressed mortgage credit	59.4	—	51.6	—
Private credit	21.8	—	21.5	—
Other	1.1	—	1.4	—
Total hedge funds	131.8	—	127.5	—
Private equity funds:
Energy infrastructure & services	51.5	34.1	53.6	34.6
Multi-sector	16.0	7.8	8.7	7.8
Healthcare	28.2	6.8	25.9	10.4
Life settlement	22.9	—	23.9	—
Manufacturing/Industrial	26.3	—	27.6	3.9
Private equity secondaries	0.6	0.8	0.6	0.8
Other	2.3	1.8	1.2	2.6
Total private equity funds	147.8	51.3	141.5	60.1
Total hedge and private equity funds included in Other long-term investments	$279.6	$51.3	$269.0	$60.1

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
The following summarizes the March 31, 2020 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Redemption Frequency (Millions)	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Monthly	$—	$33.5	$—	$—	$33.5
Quarterly	0.6	—	—	—	0.6
Semi-annual	—	0.2	—	—	0.2
Annual	—	16.0	59.6	21.9	97.5
Total	$0.6	$49.7	$59.6	$21.9	$131.8
Certain of the hedge fund and private equity fund investments in which Sirius Group is invested are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund's underlying investments are liquidated. As of March 31, 2020, no distributions were outstanding from these investments.
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
As of March 31, 2020, investments in private equity funds were subject to lock-up periods as follows:

(Millions)	1 - 3 years	3 – 5 years	5 – 10 years	Total
Private Equity Funds – expected lock up period remaining	$9.1	$2.1	$136.6	$147.8
Investments Held on Deposit or as Collateral
As of March 31, 2020 and December 31, 2019 investments of $971.1 million and $1,309.5 million, respectively, were held in trusts required to be maintained in relation to various reinsurance agreements. Sirius Group's reinsurance operations are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits that are included within total investments totaled $1,002.8 million and $1,315.5 million as of March 31, 2020 and December 31, 2019, respectively.
As of March 31, 2020, Sirius Group held $0.2 million of collateral in the form of short-term investments associated with Interest Rate Cap agreements. (See Note 12.)
Unsettled investment purchases and sales
As of March 31, 2020 and December 31, 2019 Sirius Group reported $53.0 million and $2.3 million, respectively, in Accounts payable on unsettled investment purchases.
As of March 31, 2020 and December 31, 2019, Sirius Group reported $35.2 million and $6.7 million, respectively, in Accounts receivable on unsettled investment sales.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Note 9. Fair value measurements
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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Fair Value Measurements by Level
The following tables summarize Sirius Group's financial assets and liabilities measured at fair value as of March 31, 2020 and December 31, 2019 by level:

	March 31, 2020
(Millions)	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets measured at fair value
Fixed maturity investments:
U.S. Government and government agency	$128.2	$127.1	$1.1	$—
Corporate debt securities	444.3	—	444.3	—
Residential mortgage-backed securities	471.9	—	471.9	—
Asset-backed securities	524.4	—	524.4	—
Commercial mortgage-backed securities	94.3	—	94.3	—
Non-U.S. government and government agency	60.8	29.7	31.1	—
Preferred stocks	6.5	—	3.9	2.6
U.S. States, municipalities, and political subdivision	1.7	—	1.7	—
Total fixed maturity investments	1,732.1	156.8	1,572.7	2.6
Equity securities:
Fixed income mutual funds	192.1	192.1	—	—
Common stocks	184.4	184.4	—	—
Other equity securities(1)	(9.9)	(11.6)	1.7	—
Total equity securities	366.6	364.9	1.7	—
Short-term investments	1,041.8	1,019.5	22.3	—
Other long-term investments(2)	75.9	—	—	75.9
Total investments	$3,216.4	$1,541.2	$1,596.7	$78.5
Loan participation	19.9	—	—	19.9
Derivative instruments	11.7	1.0	—	10.7
Total assets measured at fair value	$3,248.0	$1,542.2	$1,596.7	$109.1
Liabilities measured at fair value
Contingent consideration liabilities	$28.3	$—	$—	$28.3
Derivative instruments	20.4	0.8	—	19.6
Total liabilities measured at fair value	$48.7	$0.8	$—	$47.9
(1)Sirius Group engaged in short selling of certain equity securities for which settlement was pending as of March 31, 2020.
(2)Excludes fair value of $279.6 associated with hedge funds and private equity funds which fair value is measured using NAV practical expedient.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

	December 31, 2019
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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Rollforward of Level 3 fair value measurements
The following tables present changes in Level 3 for financial instruments measured at fair value for the three months ended March 31, 2020 and March 31, 2019:

	For the three months ended March 31, 2020
(Millions)	Fixed Maturities	Other long-term investments(1)	Loan Participation	Derivative instruments assets & (liabilities)	Contingent consideration (liabilities)
Balance as of January 1, 2020	$17.0	$77.8	$20.0	$0.8	$(28.2)
Total realized and unrealized gains (losses)	2.6	(0.9)	—	(13.3)	(0.1)
Foreign currency gains (losses) through Other Comprehensive Income	—	(1.0)	—	—	—
Purchases	—	—	—	—	—
Sales/Settlements	(17.0)	—	(0.1)	3.6	—
Balance as of March 31, 2020	$2.6	$75.9	$19.9	$(8.9)	$(28.3)
(1)Excludes fair value of $279.6 associated with hedge funds and private equity funds which fair value is measured using NAV practical expedient.

	For the three months ended March 31, 2019
(Millions)	Fixed Maturities	Other long-term investments(1)	Loan Participation	Derivative instruments assets & (liabilities)	Contingent consideration (liabilities)
Balance as of January 1, 2019	$5.4	$63.6	$—	$(0.5)	$(28.8)
Total realized and unrealized gains (losses)	—	9.3	—	(5.1)	—
Foreign currency gains (losses) through Other Comprehensive Income	—	(0.7)	—	—	—
Purchases	—	15.8	—	—	—
Sales/Settlements	(5.4)	—	—	0.8	—
Balance as of March 31, 2019	$—	$88.0	$—	$(4.8)	$(28.8)
(1)Excludes fair value of $301.7 associated with hedge funds and private equity funds which fair value is measured using NAV practical expedient.
Fair value measurements – transfers between levels
There were no transfers between Level 3 and Level 2 measurements during the three months ended March 31, 2020 and 2019.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Significant Unobservable Inputs
The table below presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments as of March 31, 2020 and December 31, 2019, and includes only those instruments for which information about the inputs is reasonably available to Sirius Group, such as data from independent third-party valuation service providers and from internal valuation models.

(Millions, except share prices)	March 31, 2020
Description	Valuation Technique(s)	Fair value	Unobservable input
Private equity securities(1)	Share price of recent transaction	$32.5	Purchase share price	40.6
Loan participation(1)	Purchase price of recent transaction	$19.9	Comparable yields	Range - 4.46% - 7.25% Median - 5.75%
Preferred stock(1)	Share price of recent transaction	$17.5	Purchase price	7.74
Private equity securities(1)	Multiple of GAAP book value	$13.3	Book value multiple	Range - 0.73x-0.91x Median - 0.82x
Private debt instrument(1)	Discounted cash flow	$6.2	Discount yield	Range - 11.87% - 12.32% Median - 12.08%
Private equity securities(1)	Purchase price of recent transaction	$5.1	Purchase price	7.74
Currency swaps(2)	Third party appraisal	$2.4	Broker quote	$2.4
Preferred stock(1)	Purchase price of recent transaction	$1.9	Purchase price	$1.9
Currency forwards(2)	Third party appraisal	$1.7	Broker quote	$1.7
Private equity securities(1)	Purchase price of recent transaction	$1.0	Purchase price	$10.0
Equity warrants(2)	Option pricing model	$0.9	Strike price	$0.2
Preferred stock(1)	Purchase price of recent transaction	$0.7	Purchase price	$0.70
Private equity securities(1)	Purchase price of recent transaction	$0.3	Purchase price	$0.3
Weather derivatives(2)	Third party appraisal	$(13.9)	Broker quote	$(13.9)
Contingent consideration	External valuation model	$(28.3)	Discounted future payments	$(28.3)
(1)As of March 31, 2020, each asset type consists of one security.
(2)See Note 12 for discussion of derivative instruments.

(Millions, except share prices)	December 31, 2019
Description	Valuation Technique(s)	Fair value	Unobservable input
Private equity securities(1)	Share price of recent transaction	$32.5	Purchase share price	$40.6
Loan participation(1)	Purchase price of recent transaction	$20.0	Purchase price	20.0
Preferred stock(1)	Share price of recent transaction	$17.5	Purchase price	$7.74
Private equity securities(1)	Multiple of GAAP book value	$14.2	Book value multiple	0.9
Preferred stock(1)	Purchase price of recent transaction	$12.2	Purchase price	$12.2
Private debt instrument(1)	Purchase price of recent transaction	$7.2	Purchase price	$9.0
Weather derivatives(2)	Third party appraisal	$7.0	Broker quote	$7.0
Private equity security(1)	Purchase price of recent transaction	$5.1	Purchase price	$7.74
Preferred stock(1)	Purchase price of recent transaction	$4.8	Purchase price	$4.80
Currency forwards(2)	Third party appraisal	$2.7	Broker quote	$2.7
Private equity securities(1)	Purchase price of recent transaction	$1.0	Purchase price	$10.0
Equity warrants(2)	Option pricing model	$0.4	Strike price	$0.2
Private equity securities(1)	Purchase price of recent transaction	$0.3	Purchase price	$0.3
Currency swaps(2)	Third party appraisal	$(3.6)	Broker quote	$(3.6)
Currency forwards(2)	Third party appraisal	$(5.7)	Broker quote	$(5.7)
Contingent consideration	External valuation model	$(28.2)	Discounted future payments	$(28.2)
(1)As of December 31, 2019, each asset type consists of one security.
(2)See Note 12 for discussion of derivative instruments.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Financial instruments disclosed, but not carried at fair value
Sirius Group uses various financial instruments in the normal course of its business. The carrying values of Cash, Accrued investment income, certain other assets, Accounts payable on unsettled investment purchases, certain other liabilities, and other financial instruments not included in the table below approximated their fair values at March 31, 2020 and December 31, 2019, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 3. The following table includes financial instruments for which the carrying value differs from the estimated fair values at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(Millions)	Fair Value(1)	Carrying Value	Fair Value(1)	Carrying Value
Liabilities, Mezzanine equity, and Non-controlling interest:
2017 SEK Subordinated Notes	$268.3	$270.6	$294.5	$291.2
2016 SIG Senior Notes	$394.9	$394.2	$394.5	$394.0
Series B preference shares	$171.4	$205.0	$186.4	$223.0
(1)Fair value estimated by internal pricing and considered a Level 3 measurement.
Note 10. Debt and standby letters of credit facilities
Sirius Group's debt outstanding as of March 31, 2020 and December 31, 2019 consisted of the following:

(Millions)	March 31, 2020	Effective Rate(1)	December 31, 2019	Effective Rate(1)
2017 SEK Subordinated Notes, at face value	$274.2	4.2%	$295.0	4.0%
Unamortized issuance costs	(3.6)		(3.8)
2017 SEK Subordinated Notes, carrying value	270.6		291.2
2016 SIG Senior Notes, at face value	400.0	4.7%	400.0	4.7%
Unamortized discount	(2.2)		(2.3)
Unamortized issuance costs	(3.6)		(3.7)
2016 SIG Senior Notes, carrying value	394.2		394.0
Total debt	$664.8		$685.2
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
Sirius Group incurred $4.6 million in expenses related to the issuance of the 2017 SEK Subordinated Notes (including SEK 27.5 million, or $3.5 million, in underwriting fees), which have been deferred and are being recognized into interest expense over the life of the 2017 SEK Subordinated Notes. For the three months ended March 31, 2020 and 2019, Sirius Group recognized $20.6 million and $11.0 million, respectively, of foreign currency exchange gains on the remeasurement of the 2017 SEK Subordinated Notes into USD from SEK.
Taking into effect the amortization of all underwriting and issuance expenses, and applicable STIBOR, the 2017 SEK Subordinated Notes yielded an effective rate of approximately 4.2% and 3.7% annualized for the three months ended March 31, 2020 and 2019, respectively. Sirius Group recorded $3.0 million and $2.8 million of interest expense, inclusive of amortization of issuance costs on the 2017 SEK Subordinated Notes for the three months ended March 31, 2020 and 2019, respectively.
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
Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the 2016 SIG Senior Notes yield an effective rate of approximately 4.7% per annum. Sirius Group recorded $4.8 million, inclusive of amortization of issuance costs on the 2016 SIG Senior Notes, for both three month periods ended March 31, 2020 and 2019.
Standby Letter of Credit Facilities
On November 9, 2019, Sirius International Insurance Corporation ("Sirius International"), a wholly owned subsidiary of the Company, renewed two standby letter of credit facility agreements totaling $125 million to provide capital support for Lloyd's Syndicate 1945. The first letter of credit is a renewal of a $90 million facility with Nordea Bank Finland Abp, London Branch, which is issued on an unsecured basis. The second letter of credit is a $35 million facility with DNB Bank ASA, Sweden Branch, $25 million of which is issued on an unsecured basis. Each facility is renewable annually. The above referenced facilities are subject to various affirmative, negative and financial covenants that the Company considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards.
Sirius International has other secured letter of credit and trust arrangements with various financial institutions to support its insurance operations. As of March 31, 2020 and December 31, 2019, these secured letter of credit and trust arrangements were collateralized by pledged assets and assets in trust of SEK 3.4 billion and SEK 3.4 billion, respectively, or $335.6 million and $363.3 million, respectively (based on the March 31, 2020 and December 31, 2019 SEK to USD exchange rates). As of March 31, 2020 and December 31, 2019, Sirius America Insurance Company's trust arrangements were collateralized by pledged assets and assets in trust of $47.8 million and $57.7 million, respectively. As of March 31, 2020 and December 31, 2019, Sirius Bermuda's trust arrangements were collateralized by pledged assets and assets in trust of $513.8 million and $784.0 million, respectively.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Revolving Credit Facility
In February 2018, Sirius Group, through its indirectly wholly-owned subsidiary Sirius International Group, Ltd. entered into a three-year, $300 million senior unsecured revolving credit facility (the "Facility"). The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements and retrocessional agreements. The Facility is subject to various affirmative, negative and financial covenants that Sirius Group considers to be customary for such borrowings, including certain minimum net worth, maximum debt to capitalization, financial strength rating standards, and change in control provisions. As of March 31, 2020, there were no outstanding borrowings under the Facility.
Debt and Standby Letter of Credit Facility Covenants
As of March 31, 2020, Sirius Group was in compliance with all of the covenants under the 2017 SEK Subordinated Notes, the 2016 SIG Senior Notes, the Nordea Bank Finland Abp, London Branch facility, and the DNB Bank ASA, Sweden Branch facility. In addition, as of March 31, 2020, Sirius Group was in compliance with all of the covenants under the Facility.
Interest
Total interest expense incurred by Sirius Group for its indebtedness for the three months ended March 31, 2020 and 2019 was $7.8 million and $7.6 million, respectively. Total interest paid by Sirius Group for its indebtedness for the three months ended March 31, 2020 and 2019 was $2.8 million and $2.7 million, respectively.
Note 11. Income taxes
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
Sirius Group reported an income tax expense (benefit) of $(14.8) million and $17.2 million during the three months ended March 31, 2020 and 2019, respectively, on pre-tax income (loss) of $(136.1) million and $121.3 million, respectively. The effective tax rate for the three months ended March 31, 2020 was 10.9%, which was lower than the Swedish statutory rate of 21.4% (the rate at which the majority of Sirius Group's worldwide operations are taxed) primarily because of valuation allowance recorded against certain deferred tax assets and jurisdictions with pretax losses for which no tax benefit can be recognized. The effective tax rate for the three months ended March 31, 2019 was 14.2%, which was lower than the Swedish statutory rate of 21.4% (the rate at which the majority of Sirius Group's worldwide operations are taxed) primarily because of income recognized in jurisdictions with lower rates than Sweden. In arriving at the effective tax rate for the three months ended March 31, 2020 and 2019, Sirius Group forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2020 and 2019.
The Tax Cuts and Jobs Act ("TCJA") includes a new Base Erosion and Anti-Abuse Minimum Tax ("BEAT") provision, which is essentially a minimum tax that is potentially applicable to certain otherwise deductible payments made by U.S. entities to non-U.S. affiliates, including cross-border interest payments and reinsurance premiums. The statutory BEAT rate is 10% in 2019-2025, and then rises to 12.5% in 2026 and thereafter. The TCJA also includes provisions for Global Intangible Low-Taxed Income ("GILTI") under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries. Consistent with accounting guidance, Sirius Group will treat BEAT as an in period tax charge when incurred in future periods for which no deferred taxes need to be provided and has made an accounting policy election to treat GILTI taxes in a similar manner. No provision for income taxes related to BEAT or GILTI was recorded as of March 31, 2020 and December 31, 2019.

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

In April 2020, the European Court of Justice (the “ECJ”) published a decision disallowing the eligibility of an unrelated Gibraltar company for a European Union directive providing relief from withholding taxes on cross-border dividends. More generally, as a result of Brexit, it is projected that Gibraltar companies will cease to be eligible for European Union tax directives from January 1, 2021. The Company has a subsidiary organized in Gibraltar which has been a party to cross-border transactions with affiliates. Accordingly, the Company is currently evaluating the potential tax consequences of both the ECJ decision and Brexit to legacy and future transactions involving this Gibraltar subsidiary, and is assessing whether these developments could materially impact the Company’s provision for income taxes.
Deferred tax asset, net of valuation allowance
Sirius Group's net deferred tax liability, net of the valuation allowance as of March 31, 2020 is $12.5 million. Of the $12.5 million, $27.0 million relates to net deferred tax assets in U.S. subsidiaries, $133.0 million relates to net deferred tax assets in Luxembourg subsidiaries, $182.7 million relates to net deferred tax liabilities in Sweden subsidiaries, and $10.2 million relates to other net deferred tax asset.
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
As of March 31, 2020, the total reserve for unrecognized tax benefits is $42.8 million. If Sirius Group determines in the future that its reserves for unrecognized tax benefits on permanent differences and interest and penalties are not needed, the reversal of $42.6 million of such reserves as of March 31, 2020 would be recorded as an income tax benefit and would impact the effective tax rate. If Sirius Group determines in the future that its reserves for unrecognized tax benefits on temporary differences are not needed, the reversal of $0.2 million of such reserves as of March 31, 2020 would not impact the effective tax rate due to deferred tax accounting but would accelerate the payment of cash to the taxing authority. Most of Sirius Group's reserves for unrecognized tax benefits on permanent differences relate to interest deductions denied by the Swedish Tax Authority ("STA"), as described further below.
The STA has denied deductions claimed by two of the Company's Swedish subsidiaries in certain tax years for interest paid on intra-group debt instruments. Sirius Group has challenged the STA's denial in court based on the technical merits. In October 2018, one of the Swedish subsidiaries received an adverse decision from Sweden's Administrative Court, which Sirius Group has appealed. Sirius Group has taken into account this and other relevant developments in applicable Swedish tax law and has established a reserve for this uncertain tax position. As of March 31, 2020, the total amount of such reserve was $42.0 million.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

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
Note 12. Derivatives
Interest Rate Cap
Sirius Group entered into an interest rate swap ("Interest Rate Cap") with two financial institutions where it paid an upfront premium and in return receives a series of quarterly payments based on the 3-month London Interbank Offered Rate at the time of payment. The Interest Rate Cap does not qualify for hedge accounting. Changes in fair value are recognized as unrealized gains or losses and are presented within Other revenue. The fair value of the interest rate cap has been estimated using a single broker quote and, accordingly, has been classified as a Level 3 measurement as of March 31, 2020 and December 31, 2019. Collateral held is recorded within short-term investments with an equal amount recognized as a liability to return collateral. Sirius Group's liability to return that collateral is based on the amounts provided by the counterparties and investment earnings thereon. As at March 31, 2020 and December 31, 2019, Sirius Group held collateral balances of $0.2 million at the end of each period.
Foreign Currency Risk Derivatives
Sirius Group executes foreign currency forwards, swaps, and futures to manage foreign currency exposure. The foreign currency risk derivatives are not designated or accounted for under hedge accounting. Changes in fair value are recognized as unrealized gains or losses and are presented within Net foreign exchange gains. The fair value of the swaps and forwards are estimated using a single broker quote and accordingly, classified as a Level 3 measurement. The fair value of the futures is widely available and have quoted prices in active markets and accordingly, were classified as a Level 1 measurement. Sirius Group did not provide or hold any collateral associated with the foreign currency risk derivatives.
Weather Derivatives
Sirius Group holds assets and assumes liabilities related to weather and weather contingent risk management products. Weather and weather contingent derivative contracts are entered into with the objective of generating profits in normal climatic conditions. Accordingly, Sirius Group's weather and weather contingent derivatives are not designed to meet the criteria for hedge accounting under GAAP. Sirius Group receives payment of premium at the contract inception in exchange for bearing the risk of variations in a quantifiable weather index. Changes in fair value are recognized as unrealized gains or losses and are presented within Other revenue. The fair value of the weather derivatives was estimated using a broker quote. Because of the significance of the unobservable inputs used to estimate the fair value of Sirius Group's weather risk contracts, the fair value measurements of the contracts are deemed to be Level 3 measurements in the fair value hierarchy as of March 31, 2020 and December 31, 2019. Sirius Group does not provide or hold any collateral associated with the weather derivatives.
Equity Contracts
Sirius Group executes trades in equity futures contracts, call options, and put options to hedge against positions in Common equities. The equity contracts are not designated or accounted for under hedge accounting. Changes in fair value are presented within Net unrealized investment (losses) gains. The fair value of the equity contracts is widely available and have quoted prices in active markets and accordingly, were classified as a Level 1 measurement.

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
The following tables summarize information on the classification and amount of the fair value of derivatives not designated as hedging instruments within the Company's Consolidated Balance Sheets as at March 31, 2020 and December 31, 2019:

(Millions)	March 31, 2020			December 31, 2019
Derivatives not designated as hedging instruments	Notional Value	Asset derivative at fair value(1)	Liability derivative at fair value(2)	Notional Value	Asset derivative at fair value(1)	Liability derivative at fair value(2)
Interest rate cap	$250.0	$—	$—	$250.0	$—	$—
Foreign currency swaps	$90.0	$2.4	$—	$90.0	$—	$3.6
Foreign currency forwards	$215.2	$7.3	$5.7	$(30.0)	$2.7	$5.7
Weather derivatives	$105.9	$—	$13.9	$110.7	$7.0	$—
Equity futures contracts	$20.1	$—	$—	$34.5	$—	$—
Equity call options	$1.9	$0.1	$—	$—	$—	$—
Equity put options	$11.4	$1.0	$0.8	$31.0	$1.3	$0.2
Equity warrants	$0.9	$0.9	$—	$0.4	$0.4	$—
(1)Asset derivatives are classified within Other assets within the Company's Consolidated Balance Sheets at March 31, 2020 and December 31, 2019.
(2)Liability derivatives are classified within Other liabilities within the Company's Consolidated Balance Sheets at March 31, 2020 and December 31, 2019.
The following table summarizes information on the classification and net impact on earnings, recognized in the Company's Consolidated Statements of Income relating to derivatives during the three months ended March 31, 2020 and 2019:

(Millions)		For the three months ended March 31,
Derivatives not designated as hedging instruments	Classification of gains (losses) recognized in earnings	2020	2019
Interest rate cap	Other revenues	$—	$(0.1)
Foreign currency swaps	Net foreign exchange gains	$6.0	$0.8
Foreign currency forwards	Net foreign exchange gains	$0.5	$0.2
Weather derivatives	Other revenues	$(20.4)	$(6.0)
Equity futures contracts	Net realized investment gains (losses)	$2.9	$(0.6)
Equity futures contracts	Net unrealized investment gains	$(1.0)	$(0.2)
Equity put options	Net realized investment gains (losses)	$5.5	$—
Equity put options	Net unrealized investment gains	$0.5	$(0.4)
Equity warrants	Net unrealized investment gains	$0.5	$—
Note 13. Share-based compensation

Sirius Group's compensation plans include grants for various types of share-based and non-share-based compensation awards to key employees and directors of Sirius Group. As of March 31, 2020, Sirius Group's share-based compensation awards consist of performance shares units ("PSUs"), restricted share units ("RSUs"), restricted stock and options.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Sirius Group recognized $1.2 million and $0.2 million of compensation expense under the share-based awards during the three months ended March 31, 2020 and 2019, respectively. Sirius Group paid $0.3 million and $3.3 million to employees for share-based awards during the three months ended March 31, 2020 and 2019, respectively.
The following tables present unrecognized compensation cost associated with unvested awards and weighted average period over which it is expected to be recognized:

(Millions)	March 31, 2020
	PSUs - IPO Incentive Awards	PSUs - 2019 Long Term Incentive (LTI)	RSUs	Stock Options	2018 Long Term Incentive Plan (LTIP)
Unrecognized compensation cost related to unvested awards	$2.6	$1.1	$9.8	$1.8	$0.2
Weighted average recognition period (years)	1.8 years	1.8 years	1.7 years	1.9 years	0.8 years
As of March 31, 2019, there were $34.3 million of unrecognized share-based compensation costs, which are expected to be recognized over two to three years.
The following table summarizes outstanding share-settled awards as of March 31, 2020:

As of and for the quarter ended March 31, 2020	Number of Shares
	PSUs - IPO Incentive Awards	PSUs - 2019 LTI	RSUs	Stock Options	2018 Long Term Incentive Plan (LTIP)
Unvested, beginning of period	555,163	391,136	1,353,852	1,374,945	870,471
Granted	—	—	—	—	—
Vested	—	—	—	—	—
Forfeited	11,967	8,809	33,015	—	14,372
Unvested, end of period	543,196	382,327	1,320,837	1,374,945	856,099
For the three months ended March 31, 2019, Sirius Group granted employees 401,311 PSUs, 1,411,714 RSUs, and 1,374,945 stock options.
Cash-Settled Awards
From time to time, the Company may issue cash-settled awards to its employees. In February 2020, Sirius Group awarded long-term incentive compensation to certain employees of the Company in the form of three-year, cliff-vested, phantom performance shares and phantom restricted shares that are payable in cash. Phantom performance shares compound through the end of the three-year award period based on the performance metrics during the period. The performance goals were determined by the Compensation Committee of the Board of Directors upon granting of awards. During the three months ended March 31, 2020, the Company recognized an expense of $1.6 million related to this award.
In addition, Sirius Group issued retention awards to certain key employees of the Company that vest and are paid in equal proportions on or prior to March 15, 2020 and on or prior to March 15, 2021, subject to continued employment on the applicable vesting date. In total the retention awards issued under this retention program were $13.8 million, of which, $6.9 million was paid on March 15, 2020. During the three months ended March 31, 2020, the Company recognized an expense of $6.3 million in General and administrative expenses.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Note 14. Common shareholder's equity, mezzanine equity, and non-controlling interests
Common shareholder's equity
The authorized share capital of the Company consists of 500,000,000 Common shares, $0.01 par value per share, and 100,000,000 Preference shares, $0.01 par value per share.
The following table presents changes in the Company's issued and outstanding Common shares as of March 31, 2020 and 2019, respectively:

	Three months ended March 31,
(Millions)	2020	2019
Common shares:
Shares issued and outstanding, beginning of period	115,299,341	115,151,251
Issuance of shares to directors and employees	—	111,052
Shares issued and outstanding, end of period	115,299,341	115,262,303
Dividends
The Company did not pay dividends to common shareholders during the three months ended March 31, 2020 and 2019.
Mezzanine equity
Series B Preference Shares
Sirius Group has issued 11,901,670 of the 15,000,000 designated Series B preference shares, with a par value of $0.01 per share.
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
The Company adjusts the carrying value of the Series B preference shares to equal the redemption value at the end of each reporting period. At March 31, 2020 and December 31, 2019, the balance of the Series B preference shares was $199.6 million and $223.0 million, respectively.
Non-controlling interests
Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated entities and are presented separately on the balance sheet. At March 31, 2020 and December 31, 2019, Sirius Group's balance sheet included $2.6 million and $2.4 million, respectively, in non-controlling interests.
The following tables show the change in non-controlling interest for the three months ended March 31, 2020 and 2019:

(Millions)	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Non-controlling interests, beginning of the period	$2.4	$1.7
Net income attributable to non-controlling interests	0.2	0.4
Other, net	—	0.1
Non-controlling interests, end of the period	$2.6	$2.2

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Alstead Re
As of March 31, 2020 and December 31, 2019, Sirius Group recorded non-controlling interest of $2.5 million and $2.3 million, respectively, in Alstead Re Insurance Company ("Alstead Re"). (See Note 17.)
Note 15. Earnings per share
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
The Series B preference shares qualify as participating securities, which requires the application of the two-class method to compute both basic and diluted earnings per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common shareholders. The Series B preference shares have no obligation to absorb losses of the Company in periods of net loss.
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
(Millions, except share and per share information)	2020	2019
Basic earnings per share
Numerator:
Net income	$(121.3)	$104.1
Less: Income attributable to non-controlling interests	(0.2)	(0.4)
Less: Change in carrying value of Series B preference shares	23.4	(8.4)
Net income available for dividends out of undistributed earnings	$(98.1)	$95.3
Less: Earnings attributable to Series B preference shares	—	(8.9)
Net income available to Sirius Group common shareholders	$(98.1)	$86.4
Denominator:
Weighted average shares outstanding for basic earnings per share	115,262,302	115,182,331
Basic earnings per share	$(0.85)	$0.75
Diluted earnings per share
Numerator:
Net income available to Sirius Group common shareholders	$(98.1)	$86.4
Add: Change in carrying value of Series B preference shares	(23.4)	8.4
Net income available to Sirius Group common shareholders on a diluted basis	$(121.5)	$94.8
Denominator:
Weighted average shares outstanding for basic earnings per share	115,262,302	115,182,331
Add: Series B preference shares	11,901,670	11,901,670
Add: Unvested performance share units and restricted share units	—	251,313
Weighted average shares outstanding for diluted earnings per share(1)	127,163,972	127,335,314
Diluted earnings per share	$(0.96)	$0.74
(1)For the three months ended March 31, 2020, there were a total of 15,972,398 potentially dilutive securities excluded from the calculation of Diluted earnings per share. For the three months ended March 31, 2019, there were 19,510,830 potentially dilutive securities excluded from the calculation of Diluted earnings per share.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Note 16. Investments in unconsolidated entities
Sirius Group's investments in unconsolidated entities are included within Other long-term investments and consist of investments in common equity securities or similar instruments, which give Sirius Group the ability to exert significant influence over the investee's operating and financial policies ("equity method eligible unconsolidated entities"). Such investments may be accounted for under either the equity method or, alternatively, Sirius Group may elect to account for them under the fair value option.
The following table presents the components of Other long-term investments as of March 31, 2020 and December 31, 2019:

(Millions)	March 31, 2020	December 31, 2019
Equity method eligible unconsolidated entities, at fair value	$151.8	$151.9
Other unconsolidated investments, at fair value(1)	203.7	194.9
Total Other long-term investments(2)	$355.5	$346.8
(1)Includes Other long-term investments that are not equity method eligible.
(2)There were no investments accounted for using the equity method as of March 31, 2020 and December 31, 2019.
Equity method eligible unconsolidated entities, at fair value
Sirius Group has elected the fair value option to account for its equity method eligible investments accounted for as part of Other long-term investments for consistency of presentation with the rest of its investment portfolio. The following table presents Sirius Group's investments in equity method eligible unconsolidated entities as of March 31, 2020 and December 31, 2019:

	Ownership interest as of
Investee	March 31, 2020	December 31, 2019	Instrument Held
BE Reinsurance Limited	24.9%	24.9%	Common shares
BioVentures Investors (Offshore) IV LP	73.0%	73.0%	Units
Camden Partners Strategic Fund V (Cayman), LP	39.4%	39.4%	Units
Diamond LS I LP	16.0%	16.0%	Units
Gateway Fund LP	19.3%	15.0%	Units
Monarch	12.8%	12.8%	Units
New Energy Capital Infrastructure Credit Fund LP	30.5%	30.5%	Units
New Energy Capital Infrastructure Offshore Credit Fund LP	30.5%	30.5%	Units
Pie Preferred Stock(1)	30.1%	30.1%	Preferred shares
Pie Series B Preferred Stock(1)	22.4%	22.4%	Preferred shares
Quintana Energy Partners	21.8%	21.8%	Units
Tuckerman Capital V LP	48.3%	48.3%	Units
Tuckerman Capital V Co-Investment I LP	48.3%	48.1%	Units
(1)Sirius Group holds investments in several financing instruments of Pie Insurance Holding, Inc.
Note 17. Variable interest entities
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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Sirius Group has determined that Alstead Re is a VIE for which Sirius Group is the primary beneficiary and is required to consolidate it. The following table presents Alstead Re's assets and liabilities, as classified in the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019:

(Millions)	March 31, 2020	December 31, 2019
Assets:
Fixed maturity investments	$3.6	$3.9
Short-term investments	0.5	0.5
Cash	0.1	0.1
Total investments	4.2	4.5
Insurance and reinsurance premiums receivable	(0.5)	(0.3)
Funds held by ceding companies	3.4	3.4
Deferred acquisition costs	0.1	0.3
Other assets	—	—
Total assets	$7.2	$7.9
Liabilities
Loss and loss adjustment expense reserves	$0.4	$0.5
Unearned insurance and reinsurance premiums	0.1	0.6
Other liabilities	0.1	0.1
Total liabilities	$0.6	$1.2
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
The following table presents total assets of unconsolidated VIEs in which Sirius Group holds a variable interest, as well as the maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(Millions)	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total
March 31, 2020
Other long-term investments(1)	$250.7	$103.0	$8.8	$111.8
Total at March 31, 2020	$250.7	$103.0	$8.8	$111.8
December 31, 2019
Other long-term investments(1)	$257.8	$102.6	$16.3	$118.9
Total at December 31, 2019	$257.8	$102.6	$16.3	$118.9
(1)Comprised primarily of hedge funds and private equity funds.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Note 18. Transactions with related parties
(Re)insurance contracts
In the normal course of business, Sirius Group enters into insurance and reinsurance contracts with certain of its insurance and MGU affiliates, or their subsidiaries. During the three months ended March 31, 2020 and 2019, these contracts resulted in gross written premiums of $41.3 million and $24.1 million, respectively. As of March 31, 2020 and December 31, 2019, Sirius Group had total receivables due from affiliates of $31.0 million and $16.1 million, respectively. As of both March 31, 2020 and December 31, 2019, Sirius Group had total payables due to affiliates of $0.9 million.
Other
Meyer "Sandy" Frucher is the Company's Chairman of the Board of Directors and was also Vice Chairman of Nasdaq, Inc. ("Nasdaq") until December 2019. On January 1, 2020, Mr. Frucher concluded his tenure as Vice Chairman of Nasdaq and assumed the role of Strategic Advisor. The Company is traded on the Nasdaq Global Select Market and has business transactions that are related to its listing on the exchange under the normal course of business. (See Note 3.)
Note 19. Commitments and contingencies
Legal Proceedings
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
Sirius Group considers the requirements of ASC 450, Contingencies ("ASC 450"), when evaluating its exposure to non-claims related litigation and arbitration. ASC 450 requires that accruals be established for litigation and arbitration if it is probable that a loss has been incurred and it can be reasonably estimated. ASC 450 also requires that litigation and arbitration be disclosed if it is probable that a loss has been incurred or it there is a reasonable possibility that a loss may have been incurred. Management has considered all pending and/or threatened non-claims related litigation and has not identified any matters triggering disclosure under ASC 450.
Leases
Sirius Group leases office space and equipment under various noncancelable operating lease agreements. The average life of the office leases is 7 years and the equipment leases is 3 years.
During the three months ended March 31, 2020 and March 31, 2019, Sirius Group recognized operating lease expense of $3.0 million and $2.6 million, respectively, including property taxes and routine maintenance expense as well as rental expenses related to short term leases. As of March 31, 2020 and December 31, 2019, Sirius Group had $26.1 million and $27.4 million of operating lease right-of-use assets, respectively, included in Other assets. As of March 31, 2020 and December 31, 2019, Sirius Group had $27.8 million and $29.3 million of operating lease liability, respectively, included in Other liabilities.
The following table presents the lease balances within the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019:

(millions)	Balance Sheet Classification	March 31, 2020	December 31, 2019
Operating lease right-of-use assets	Other assets	$26.1	$27.4
Current lease liabilities	Other liabilities	$7.6	$8.3
Non-current lease liabilities	Other liabilities	$20.2	$21.0

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following table presents weighted average remaining lease term and weighted average discount rate as of March 31, 2020:

Weighted average lease term (years) as at March 31, 2020
Leased offices	7 years
Leased equipment	3 years
Weighted average discount rate:
Leased offices	3.6%
Leased equipment	3.4%
The following table presents future annual minimum rental payments required under non-cancellable leases and the present value discount to arrive at total lease liability as of March 31, 2020:

(Millions)	Future Payments
2020	$6.5
2021	8.1
2022	7.2
2023	4.7
2024	2.3
2025 and after	1.1
Total future annual minimum rental payments as of March 31, 2020	29.9
Less: present value discount	(2.1)
Total lease liability as of March 31, 2020	$27.8
As of March 31, 2020, the Company's future operating lease obligations that have not yet commenced are immaterial.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis ("MD&A") of the Company's unaudited consolidated results of operations for the three months ended March 31, 2020 and 2019 and the Company's consolidated financial condition, liquidity and capital resources as of March 31, 2020 and December 31, 2019. This discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2019 (our "2019 Annual Report"), filed with the Securities and Exchange Commission ("SEC") on March 5, 2020, and the Company's Unaudited Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP").
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
Background and Recent Developments
COVID-19
The novel coronavirus (COVID-19) pandemic has adversely affected our business and our results of operations, financial position, and future liquidity. Because of the size and duration of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. The future impact of the pandemic is highly uncertain and cannot be predicted. For a further discussion on Sirius Group’s risks related to COVID-19, see “The novel coronavirus (COVID-19) pandemic has adversely affected our business. Epidemics, pandemics, and other public health threats, including the ongoing COVID-19 pandemic, could have a material adverse effect on Sirius Group’s business, including our results of operations, financial position and/or liquidity, in a manner and to a degree that cannot be predicted” included in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.
The safety and welfare of our employees is our highest priority during the COVID-19 pandemic. We implemented various business continuity and crisis management procedures to ensure all functions remained fully operational, which included daily and weekly management meetings both globally and locally as well as the monitoring of core business processes and outcomes. Prior to our decision to work remotely, we confirmed that all of our employees had access to our network, telecommunications equipment, and would remain fully operational. As a result of these actions, we have experienced no material disruptions in our business operations that would affect our clients.

COVID-19 impacted our underwriting results in the quarter. We reviewed our inforce (re)insurance portfolios to estimate our ultimate losses under the assumption that all projected losses should be recognized in the quarter. As a result, we recorded $140 million of estimated ultimate losses in our underwriting results, which includes losses from Contingency, Trade Credit, Property, and to a lesser extent Accident & Health and Casualty. This best estimate of ultimate loss was based on our evaluation of the information readily available at this time, including an analysis of reported claims, an underwriting review of in-force contracts, industry estimates of ultimate losses, and other factors requiring considerable judgment. There may be additional future losses from COVID-19 which have not yet been reflected in Sirius Group’s estimates, if loss emergence varies from our initial expectations.
The impacts of the broader economic slowdown and decline in travel will impact our premium volume in certain lines going forward. The degree of the impact will depend on the extent and duration of the economic contraction. As a result of the anticipated impact of the pandemic on our earned premiums, we expect an increase in our underwriting expense ratio in the near term. Sirius Group may also experience lower gross written premiums for travel medical and trip cancellation insurance.
Sirius Group experienced losses in its investment portfolio as a result of volatile markets, such as a decline in interest rates, a sharp decline in equity markets and a widening of credit risk spreads for bonds. In addition, the disruption in the financial markets related to COVID-19 contributed to net unrealized investment losses, primarily due to the impact of changes in fair value on our equity investments and, to a lesser extent, change in unrealized losses in our fixed-income investment portfolio.
Loss Portfolio Transfer

On January 23, 2020, Sirius Group entered into a Loss Portfolio Transfer ("LPT") with Pacific Re, Inc.  Under the agreement, Sirius Group received $70 million in cash and assumed net undiscounted loss and LAE reserves with the same value. In addition, Sirius Group recognized Gross written premiums and Loss and losses adjustment expenses of $70 million.
Reportable Segments
On December 31, 2019, Sirius Group completed an internal reorganization to optimize the Company's operations, better serve its clients and make the Company more nimble and efficient. Beginning on January 1, 2020, Sirius Group's reportable segments consist of four reportable segments – Global Reinsurance, Global A&H, U.S. Specialty, and Runoff & Other.

•
Global Reinsurance consists of Sirius Group's underwriting lines of business that offer Other Property, Property Catastrophe Excess Reinsurance, Agriculture Reinsurance, Aviation & Space, Marine & Energy, Trade Credit, Contingency, and Casualty Reinsurance;

•
Global A&H consists of Sirius Group's Global A&H insurance and reinsurance underwriting business along with IMG and Armada, which provide supplemental healthcare and medical travel insurance products as well as related administration services;

•
U.S. Specialty consists of Sirius Group's specialty insurance product offerings, which includes Environmental, Surety, and Workers’ Compensation. In April 2020, the Company decided to exit the Surety business due to competitive market conditions in that business line. In addition, the recent economic downturn presents new risks and challenges for this line of business; and

•
Runoff & Other consists of the results of Sirius Global Solutions, which specializes in the acquisition and management of runoff liabilities for insurance and reinsurance companies, both in the United States and internationally, as well as asbestos risks, environmental risks and other long-tailed liability exposures.

Executive Summary
Three Months Ended March 31, 2020 and 2019
Sirius Group ended the first quarter of 2020 with a net (loss) attributable to common shareholders of $(98) million and basic earnings per common share of $(0.85) and diluted earnings per share of $(0.96). This compares to net income attributable to common shareholders of $95 million and basic earnings per common share of $0.75 and diluted earnings per share of $0.74 for the three months ended March 31, 2019. The decrease was driven primarily by $140 million from COVID-19 losses, net of reinsurance, in Global Reinsurance ($126 million) and Global A&H ($14 million) and net unrealized investment losses. The three months ended March 31, 2020 results included $4 million of net unfavorable prior year loss reserve development compared to $17 million of net unfavorable prior year loss reserve development for the three months ended March 31, 2019. During the three months ended March 31, 2020, Sirius Group recorded catastrophe losses, net of reinsurance and reinstatement premiums, of $9 million compared to $2 million for the three months ended March 31, 2019.

Sirius Group's combined ratio was 124% for the three months ended March 31, 2020 compared to 91% for the three months ended March 31, 2019. The increase in the combined ratio from the prior period was driven primarily by COVID-19 losses of $140 million (32 points). Sirius Group's combined ratio included 2 points of catastrophe losses for the three months ended March 31, 2020 compared to 1 point for the three months ended March 31, 2019. The combined ratio for the three months ended March 31, 2020 was impacted by 1 point of net unfavorable prior year loss reserve development compared to 5 points of net unfavorable prior year loss reserve development for the three months ended March 31, 2019.
Book Value Per Common Share
Sirius Group ended the first three months of 2020 with book value per common share of $12.78 compared to book value per common share of $14.23 as of December 31, 2019, a decrease of 10.2% due to the comprehensive (loss) of $(185) million recognized for the three months ended March 31, 2020. Total common shareholders’ equity at the end of the first quarter of 2020 was $1,474 million compared to $1,640 million as of December 31, 2019.
Return on Equity
Return on Equity ("ROE"), calculated by dividing Net (loss) income attributable to Sirius Group's common shareholders for the period by beginning common shareholders' equity, was (6.0)% for the three months ended March 31, 2020 compared to 5.6% for the three months ended March 31, 2019 due to the net (loss) recognized.
Operating (loss) income attributable to common shareholders
For the three months ended March 31, 2020, Operating (loss) income attributable to common shareholders was $(100) million compared to $19 million for the three months ended March 31, 2019, primarily due to the net underwriting (loss) recognized in the first quarter of 2020.
See "Non-GAAP Financial Measures" for an explanation and calculation of Operating (loss) income attributable to common shareholders.
Adjusted Book Value Per Share
Sirius Group ended the first three months of 2020 with Adjusted book value per share of $13.08, which assumes that the Series B preference shares will convert into common shares on a one-for-one basis, and also incorporates the impact of dilution arising from share-based compensation programs, compared to $14.57 as of December 31, 2019, a decrease of 10.2% due to the comprehensive (loss) recognized. For the three months ended March 31, 2020, Adjusted book value and Adjusted book value per share include the earned effects of share-based compensation awards issued during 2019.
See "Non-GAAP Financial Measures" for an explanation and calculation of Adjusted book value and Adjusted book value per share.
Adjusted Tangible Book Value Per Share
Sirius Group ended the first three months of 2020 with Adjusted tangible book value per share, which is derived by subtracting Goodwill, Intangible assets, and Net deferred tax liability on intangible assets from Adjusted book value, and also incorporates the impact of dilution arising from share-based compensation programs, of $8.75 compared to $10.22 as of December 31, 2019, a decrease of 14.4% due to the comprehensive (loss) recognized.
See "Non-GAAP Financial Measures" for an explanation and calculation of Adjusted tangible book value and Adjusted tangible book value per share.

Consolidated Results of Operations – Three Months Ended March 31, 2020 and 2019
(Expressed in millions of U.S. dollars, except ratios, share and per share information)

	Three months ended March 31,
	2020	2019
Revenues
Gross written premiums	$817.6	$622.3
Net written premiums	$629.9	$484.8
Net earned insurance and reinsurance premiums	$434.7	$311.9
Net investment income	13.5	20.1
Net realized investment gains	20.3	9.0
Net unrealized investment (losses) gains	(43.8)	74.0
Net foreign exchange gains	18.5	5.1
Other revenue	4.3	19.6
Total revenues	447.5	439.7
Expenses
Loss and loss adjustment expenses ("LAE")	427.1	183.9
Insurance and reinsurance acquisition expenses	74.7	63.3
Other underwriting expenses	38.0	35.3
General and administrative expenses	32.1	24.4
Intangible asset amortization expenses	3.9	3.9
Interest expense on debt	7.8	7.6
Total expenses	583.6	318.4
Pre-tax (loss) income	(136.1)	121.3
Income tax benefit (expense)	14.8	(17.2)
Net (loss) income	(121.3)	104.1
Income attributable to non-controlling interests	(0.2)	(0.4)
Net (loss) income attributable to Sirius Group	(121.5)	103.7
Change in carrying value of Series B preference shares	23.4	(8.4)
Net (loss) income attributable to Sirius Group's common shareholders	$(98.1)	$95.3
Comprehensive (loss) income
Net (loss) income	$(121.3)	$104.1
Other comprehensive (loss), net of tax
Change in foreign currency translation, net of tax	(63.4)	(27.8)
Total other comprehensive (loss)	(63.4)	(27.8)
Comprehensive (loss) income	(184.7)	76.3
Income attributable to non-controlling interests	(0.2)	(0.4)
Comprehensive (loss) income attributable to Sirius Group	$(184.9)	$75.9
Ratios:
Loss ratio(1)	98.3%	59.0%
Acquisition expense ratio(2)	17.2%	20.3%
Other underwriting expense ratio(3)	8.7%	11.3%
Combined ratio(4)	124.2%	90.6%
Selected financial data:
Basic earnings per common share and common shares equivalent	$(0.85)	$0.75
Diluted earnings per common share and common shares equivalent	$(0.96)	$0.74
Basic weighted average number of common shares and common share equivalents outstanding	115,262,302	115,182,331
Diluted weighted average number of common shares and common share equivalents outstanding	127,163,972	127,335,314
Return on equity(5)	(6.0)%	5.6%
Operating (loss) income attributable to common shareholders(6)	$(100.3)	$18.9
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

	As of March 31, 2020	As of December 31, 2019
Selected balance sheet data:
Book value per common share (1)	$12.78	$14.23
Adjusted book value per share (2)	$13.08	$14.57
Adjusted tangible book value per share (2)	$8.75	$10.22
(1) Book value per common share is calculated by dividing Total common shareholders' equity by the total number of Common shares outstanding.
(2) Adjusted book value per share and Adjusted tangible book value per share are non-GAAP financial measures. See "Non-GAAP Financial Measures" for an explanation and calculation of Adjusted book value per share and Adjusted tangible book value per share.
Three Months Ended March 31, 2020 and 2019
Gross written premiums – Gross written premiums for the three months ended March 31, 2020 were $818 million, an increase of $196 million or 32% compared to gross written premiums of $622 million for the three months ended March 31, 2019, with Global A&H up 55%. U.S. Specialty up 24%, and Global Reinsurance up 7%. Runoff & Other gross written premiums increased to $69 million for the three months ended March 31, 2020 from $1 million for the three months ended March 31, 2019 due to the LPT. Absent the effect of the LPT within the Runoff & Other segment, gross written premiums increased 20% compared to the prior period. See "Results of Reportable Segments" below.
Net written premiums – Net written premiums for the three months ended March 31, 2020 were $630 million, an increase of $145 million or 30% compared to net written premiums of $485 million for the three months ended March 31, 2019, with Global A&H up 49%, U.S. Specialty up 7%, and Global Reinsurance up 3%. Runoff & Other net written premiums increased to $69 million for the three months ended March 31, 2020 from less than $1 million for the three months ended March 31, 2019 due to the LPT. Absent the effect of the LPT within the Runoff & Other segment, net written premiums increased 16% compared to the prior period. See "Results of Reportable Segments" below.
Net earned insurance and reinsurance premiums – Net earned insurance and reinsurance premiums for the three months ended March 31, 2020 were $435 million, an increase of $123 million or 39% compared to net earned premiums of $312 million for the three months ended March 31, 2019, with U.S. Specialty up 225%, Global A&H up 23% and Global Reinsurance up 11%. Runoff & Other net earned insurance and reinsurance premiums increased to $69 million for the three months ended March 31, 2020 from less than $1 million for the three months ended March 31, 2019 due to the LPT. See "Results of Reportable Segments" below.
Net investment income, Net realized investment gains, Net unrealized investment (losses) gains, and Net foreign exchange gains – Net investment income decreased to $14 million for the three months ended March 31, 2020 from $20 million for the three months ended March 31, 2019 due primarily to lower yields on fixed maturity investments and lower income on other long-term investment as well as increased investments in lower yielding short-term investments. Sirius Group reported net realized investment gains of $20 million for the three months ended March 31, 2020, which included $11 million of net realized foreign currency gains, compared to net realized investment gains of $9 million for the three months ended March 31, 2019, which included $11 million of net realized foreign currency gains. Net unrealized investment (losses) were $(44) million for the three months ended March 31, 2020, which included $53 million of net unrealized foreign currency gains, compared to net unrealized investment gains of $74 million for the three months ended March 31, 2019, which included $25 million of net unrealized foreign currency gains. See "Summary of Investment Results" below. Additionally, Sirius Group recorded $19 million of non-investment related foreign exchange gains for the three months ended March 31, 2020 compared to $5 million of non-investment related foreign exchange gains for the three months ended March 31, 2019. Included in the amount for the three months ended March 31, 2020 is $21 million of favorable currency movement compared to $11 million of favorable currency movement for the three months March 31, 2019 on the 2017 SEK Subordinated Notes (as defined herein). See "Foreign Currency Translation" below.
Other revenue – Other revenue decreased to $4 million for the three months ended March 31, 2020 from $20 million for the three months ended March 31, 2019. The decrease in other revenue was primarily attributable to a $(20) million (loss) on the change in the fair value of weather derivatives compared to a $(6) million (loss) for the three months ended March 31, 2019.

Loss and loss adjustment expenses – Loss and loss adjustment expenses increased 132% to $427 million for the three months ended March 31, 2020 from $184 million for the three months ended March 31, 2019 primarily due to COVID-19 losses and increased net earned insurance and reinsurance premiums. In addition, Runoff & Other loss and loss adjustment expenses increased to $70 million for the three months ended March 31, 2020 from $2 million for the three months ended March 31, 2019 due to the LPT. See "Results of Reportable Segments" below.
Insurance and reinsurance acquisition expenses – Insurance and reinsurance acquisition expenses increased 19% to $75 million for the three months ended March 31, 2020 from $63 million for the three months ended March 31, 2019 primarily due to an increase in net earned insurance and reinsurance premiums for Global Reinsurance, Global A&H, and U.S. Specialty for the three months ended March 31, 2020 as well as business mix. See "Results of Reportable Segments" below.
Other underwriting expenses – Other underwriting expenses increased 9% to $38 million for the three months ended March 31, 2020 from $35 million for the three months ended March 31, 2019. See "Results of Reportable Segments" below.
General and administrative expenses – General and administrative expenses increased 33% to $32 million for the three months ended March 31, 2020 from $24 million for the three months ended March 31, 2019 primarily due to retention awards that were issued to key employees in November 2019. See Note 13 "Share-based compensation" in Sirius Group's unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details and discussion.
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
A summary of Sirius Group's total pre-tax net investment results and performance metrics for the three months ended March 31. 2020 and 2019, respectively, follows:

	Three months ended March 31,
(Millions)	2020	2019
Pre-tax investment results
Net investment income	$13.5	$20.1
Net realized and unrealized investment (losses) gains (1)	(23.5)	83.0
Change in foreign currency translation on investments recognized through other comprehensive income(2)	(94.6)	(41.7)
Net pre-tax investment (losses) gains	$(104.6)	$61.4
(1) Includes foreign exchange gains for the three months ended March 31, 2020 and 2019 of $63.8 million and $35.9 million, respectively.
(2) Excludes non-investment related foreign exchange gains for the three months ended March 31, 2020 and 2019 of $18.5 million and $5.1 million, respectively.

	Three months ended March 31,
	2020	2019
Performance metrics
Total fixed income investment returns:
In U.S. dollars	(1.3)%	1.1%
In local currencies	(0.6)%	1.2%
Bloomberg Barclays U.S. Agg 1-3 Year Total Return Value Unhedged USD	1.8%	1.2%
OMX Stockholm OMRX Total Bond Index	0.6%	0.9%
Bloomberg Barclays Pan-European Aggregate: Corp 1-3 Years Total Return	(3.3)%	1.3%
Total equity securities and other long-term investments returns:
In U.S. dollars	(8.8)%	6.0%
In local currencies	(8.0)%	5.9%
S&P 500 Index (total return)	(19.6)%	13.6%
Total consolidated portfolio
In U.S. dollars	(2.6)%	1.9%
In local currencies	(1.8)%	2.0%
Three months ended March 31, 2020 and 2019
Sirius Group’s pre-tax total gross return on invested assets was (2.6)% for the three months ended March 31, 2020 compared to 1.9% for the three months ended March 31, 2019. The result for the three months ended March 31, 2020 was impacted by unfavorable market conditions and included foreign currency losses on investments, which decreased the total pre-tax return by (0.8)%. The quarterly currency loss was generated mainly from our Swedish kronor (“SEK”) and Canadian dollar (“CAD”) holdings as these currencies weakened against the U.S. dollar. The result for the three months ended March 31, 2019 included foreign currency losses on investments, which decreased the total pre-tax return by (0.1)%. The quarterly currency loss was generated mainly from SEK holdings as the SEK weakened against the U.S. dollar.

Net investment income was $14 million for the three months ended March 31, 2020 compared to $20 million for the three months ended March 31, 2019 due primarily to lower yields on fixed maturity investments and lower income on other long-term investment as well as increased investments in lower yielding short-term investments.

Net realized and unrealized investment (losses) gains on investments, excluding foreign currency, were $(87) million for the three months ended March 31, 2020 compared to $47 million for the three months ended March 31, 2019. The decrease was driven by unrealized investment losses consistent with overall market performance.
Fixed income results (including short-term investments)
As of March 31, 2020 and December 31, 2019, the fixed income portfolio duration was approximately 1.6 years. The average credit quality of the fixed income portfolio, including short-term investments, was AA as of March 31, 2020 and December 31, 2019. As of March 31, 2020 and December 31, 2019, Sirius Group held $414 million and $341 million, respectively, of non-U.S. denominated fixed income securities.
The fixed income portfolio returned (1.3)% on a U.S. dollar basis and (0.6)% in local currencies for the three months ended March 31, 2020. Our U.S. portfolio returned (0.7)% versus the Bloomberg Barclays U.S. Aggregate 1-3 Year (“BarcAgg1-3”) of 1.8%. The difference is due to a lower duration and a lower share of U.S. government issued securities of our U.S. portfolio compared to the BarcAgg1-3. Our non-U.S. portfolio returned 0.0% in original currencies compared to the OMX Stockholm OMRX Total Return Bond Index (“OMRX”) of 0.6%.
The fixed income portfolio gained 1.1% on a U.S. dollar basis and 1.2% in local currencies for the three months ended March 31, 2019. Our U.S. portfolio returned 1.3% versus the BarcAgg1-3 of 1.2%. Our non-U.S. portfolio returned 0.4% in original currencies, which compares to the OMRX of 0.9%.

Equity securities and other long-term investments results
As of March 31, 2020, the equity and other long-term investments portfolio included $490 million of U.S. dollar and $130 million of non-U.S. dollar denominated securities. As of December 31, 2019, the equity and other long-term investments portfolio included $482 million of U.S. dollar and $187 million of non-U.S. dollar denominated securities.
For the three-months ended March 31, 2020, the equity portfolio returned (8.8)% on a U.S. dollar basis and (8.0)% on a local currency basis. The S&P 500 returned (19.6)% for the same period. Performance was affected by general unfavorable market conditions caused by COVID-19 but surpassed the S&P 500 because of the risk nature of our private equity portfolio and strategies to reduce systematic risk.
For the three-months ended March 31, 2019, the equity portfolio gained 6.0% on a U.S. dollar basis and 5.9% on a local currency basis. The S&P 500 gained 13.6% for the same period. Performance lagged the S&P 500 in the first quarter of 2019 given the performance of our private equity investments that were in the early stages of the investment period.
Foreign Currency Translation
Impact of Foreign Currency Translation

The U.S. dollar is the functional currency for Sirius Group's businesses except for Sirius International, Syndicate 1945, several subsidiaries of IMG, and the Canadian reinsurance operations of Sirius America. Sirius Group also invests in securities denominated in foreign currencies. Assets and liabilities recorded in these foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are converted using the average exchange rates for the period. Net foreign exchange gains and losses arising from the translation of functional currencies into U.S. dollars are reported in common shareholders' equity and in Accumulated other comprehensive (loss). As of March 31, 2020 and December 31, 2019, Sirius Group had net unrealized foreign currency translation (losses) of $(301) million and $(238) million, respectively, recorded in Accumulated other comprehensive (loss) on its Consolidated Balance Sheets.
Assets and liabilities relating to foreign operations are remeasured into the functional currency using current exchange rates; revenues and expenses are remeasured into the functional currency using the weighted average exchange rate for the period. The resulting exchange gains and losses are reported as a component of Net income (loss) in the period in which they arise within Net realized investment gains (losses), Net unrealized investment gains (losses), and Net foreign exchange gains (losses).
The following rates of exchange for the U.S. dollar have been used for translation of investments whose functional currency is not the U.S. dollar as of March 31, 2020 and December 31, 2019:

Currency	Closing Rate March 31, 2020	Closing Rate December 31, 2019
Swedish kronor	10.0294	9.3210
British pound	0.8061	0.7568
Euro	0.9129	0.8912
Canadian dollar	1.4333	1.3003

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

A summary of the impact of foreign currency translation on Sirius Group's consolidated financial results for the three months ended March 31, 2020 and 2019 follows:

(Millions)	Three months ended March 31,
	2020	2019
Net realized investment gains - foreign currency(1)	$11.1	$10.9
Net unrealized investment gains - foreign currency(2)	52.7	25.0
Net realized and unrealized investment gains - foreign currency	63.8	35.9
Net foreign exchange gains - foreign currency translation gains (3)	12.0	4.1
Net foreign exchange gains - currency swaps(3)	6.0	1.0
Net foreign exchange gains - currency forwards(3)	0.5	—
Income tax (expense)	(1.4)	(0.2)
Total foreign currency remeasurement gains recognized through net (loss) income, after tax	80.9	40.8
Change in foreign currency translation on investments recognized through other comprehensive (loss), after tax	(94.6)	(41.7)
Change in foreign currency translation on non - investment net liabilities recognized through other comprehensive (loss), after tax	31.2	13.9
Total foreign currency translation (losses) recognized through other comprehensive (loss), after tax	(63.4)	(27.8)
Total foreign currency gains recognized in comprehensive (loss) income, after tax	$17.5	$13.0
(1)Component of Net realized investment gains on the Consolidated Statements of (Loss) Income
(2)Component of Net unrealized investment (losses) gains on the Consolidated Statements of (Loss) Income
(3)Component of Net foreign exchange gains on the Consolidated Statements of (Loss) Income
As of March 31, 2020, the following currencies represented the largest exposure to foreign currency risk as a percentage of Sirius Group's common shareholders' equity: the Euro 8% (short) and the Canadian dollar 2% (long).
As of December 31, 2019, the following currencies represented the largest exposure to foreign currency risk as a percentage of Sirius Group's common shareholders' equity: the Japanese Yen 9% (short) and the SEK 3% (long).
Investment portfolio composition by currency
As of March 31, 2020 and December 31, 2019, Sirius Group's investment portfolio included approximately $495 million and $484 million of non-U.S. dollar denominated investments, most of which is denominated in Swedish kronor, Canadian dollar, Euro, Israeli shekel, and British pound. The investment values in this portfolio are impacted by changes in the exchange rate between the U.S. dollar and those currencies.
Set forth below is the carrying value of our cash and investment holdings in U.S. dollars and foreign currencies as of March 31, 2020 and December 31, 2019:

	Carrying Value at March 31, 2020		Carrying Value at December 31, 2019
Currency (Millions)	Local Currency	USD	Local Currency	USD
U.S. Dollar	3,001.4	$3,001.4	3,034.1	$3,034.1
Swedish kronor	1,461.3	145.7	1,513.7	162.4
Canadian dollar	111.4	77.7	113.1	87.0
Euro	58.9	64.5	78.2	87.7
Israeli shekel	214.9	60.6	264.8	76.6
British pound	8.5	10.5	8.5	11.2
Other	—	135.6	—	59.2
Total investments		$3,496.0		$3,518.2

Results of Reportable Segments
Global Reinsurance
Global Reinsurance consists of Sirius Group's underwriting lines of business that offer Other Property, Property Catastrophe Excess Reinsurance, Agriculture Reinsurance, Aviation & Space, Marine & Energy, Trade Credit, Contingency, and Casualty Reinsurance.

	Three months ended March 31,
Global Reinsurance (Millions)	2020	2019
Gross written premiums	$465.3	$435.0
Net written premiums	345.4	335.9
Net earned insurance and reinsurance premiums	235.0	211.3
Loss and allocated LAE	(257.2)	(107.8)
Insurance and reinsurance acquisition expenses	(50.9)	(45.6)
Technical (loss) profit	$(73.1)	$57.9
Unallocated LAE	(5.0)	(4.0)
Other underwriting expenses	(21.3)	(21.6)
Underwriting (loss) income	$(99.4)	$32.3
Ratios:
Loss ratio(1)	111.6%	52.9%
Acquisition expense ratio(2)	21.7%	21.6%
Other underwriting expense ratio(3)	9.1%	10.2%
Combined ratio(4)	142.4%	84.7%
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

Underwriting Results
Three months ended March 31, 2020 and 2019:
Gross written premiums increased 7% to $465 million for the three months ended March 31, 2020 from $435 million for the three months ended March 31, 2019, due to increases in Casualty Reinsurance ($14 million), Aviation & Space ($7 million), and Property Catastrophe Excess Reinsurance ($5 million). Net written premiums increased 3% to $345 million for the three months ended March 31, 2020 from $336 million for the three months ended March 31, 2019 due primarily to increases in Casualty Reinsurance ($14 million) and Other Property ($7 million), partially offset by a reduction in Property Catastrophe Excess Reinsurance ($15 million). The reduction in Property Catastrophe Excess Reinsurance is due to lower net retentions.
Global Reinsurance produced a net combined ratio of 142% for the three months ended March 31, 2020 as compared to 85% for the three months ended March 31, 2019. The increase in the combined ratio was driven primarily by COVID-19.

Global Reinsurance recorded an underwriting (loss) of $(99) million for the three months ended March 31, 2020 compared to underwriting income of $32 million for the three months ended March 31, 2019. The three months ended March 31, 2020 included COVID-19 losses, net of reinsurance, of $126 million (54 points) in Contingency ($55 million), Property Catastrophe Excess Reinsurance ($30 million), Other Property ($22 million), Trade Credit ($15 million), and Casualty Reinsurance ($4 million). Net unfavorable prior year loss reserve development was $9 million (4 points) for the three months ended March 31, 2020 as unfavorable prior year loss reserve development in Other Property ($13 million), Aviation & Space ($8 million), and Marine ($5 million) were partially offset by favorable prior year loss reserve development in Property Catastrophe Excess Reinsurance ($13 million) and Agriculture Reinsurance ($3 million). Net unfavorable prior year loss reserve development was $10 million (5 points) for the three months ended March 31, 2019 mainly due to unfavorable prior year loss reserve development in Other Property ($26 million) primarily due to catastrophe loss emergence, partially offset by favorable loss reserve development in Property Catastrophe Excess Reinsurance ($11 million) and Agriculture Reinsurance ($4 million). Catastrophe losses, net of reinsurance and reinstatement premiums, for the three months ended March 31, 2020 were $9 million (4 points) compared to $2 million (1 point) for the three months ended March 31, 2019.
Global Reinsurance gross written premiums

	Three months ended March 31,
Global Reinsurance (Millions)	2020	2019
Property Catastrophe Excess Reinsurance	$169.7	$165.3
Other Property	155.3	153.3
Casualty Reinsurance	64.8	50.7
Aviation & Space	23.8	17.3
Trade Credit	18.3	19.7
Marine & Energy	18.3	14.4
Agriculture Reinsurance	11.3	12.6
Contingency	3.8	1.7
Total	$465.3	$435.0
Three months ended March 31, 2020 and 2019:
Global Reinsurance's gross written premiums increased 7% to $465 million for the three months ended March 31, 2020 from $435 million for the three months ended March 31, 2019 due to increases in Casualty Reinsurance ($14 million), Aviation & Space ($7 million), and Property Catastrophe Excess Reinsurance ($5 million).
Global Reinsurance net earned insurance and reinsurance premiums

	Three months ended March 31,
Global Reinsurance (Millions)	2020	2019
Other Property	$86.9	$90.6
Casualty Reinsurance	54.3	36.0
Property Catastrophe Excess Reinsurance	47.4	44.1
Aviation & Space	19.3	14.6
Trade Credit	12.7	10.8
Marine & Energy	7.0	8.5
Agriculture Reinsurance	4.6	5.2
Contingency	2.8	1.6
Total	$235.0	$211.4
Three months ended March 31, 2020 and 2019:
Global Reinsurance's net earned insurance and reinsurance premiums increased 11% to $235 million for the three months ended March 31, 2020 from $211 million for the three months ended March 31, 2019 due primarily to increases in Casualty Reinsurance ($18 million) and Aviation & Space ($4 million).

Global A&H
Global A&H consists of Sirius Group's Global A&H insurance and reinsurance underwriting business along with IMG and Armada, which provide supplemental healthcare and medical travel insurance products as well as related administration services.

	Three months ended March 31,
Global A&H (Millions)	2020	2019
Gross written premiums	$262.1	$169.3
Net written premiums	200.7	134.9
Net earned insurance and reinsurance premiums	117.9	96.1
Loss and allocated LAE	(80.3)	(63.2)
Insurance and reinsurance acquisition expenses	(30.8)	(26.6)
Technical profit	$6.8	$6.3
Unallocated LAE	(1.7)	(1.5)
Other underwriting expenses	(5.6)	(6.1)
Underwriting (loss)	$(0.5)	$(1.3)
Service fee revenue	35.9	36.3
MGU unallocated LAE	(6.0)	(4.1)
MGU other underwriting expenses	(5.0)	(2.7)
MGU general and administrative expenses	(14.2)	(16.2)
Underwriting income, including net service fee income	$10.2	$12.0
Ratios:
Loss ratio(1)	69.6%	67.3%
Acquisition expense ratio(2)	26.1%	27.7%
Other underwriting expense ratio(3)	4.7%	6.3%
Combined ratio(4)	100.4%	101.3%
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

Underwriting Results
Three months ended March 31, 2020 and 2019:
Gross written premiums increased 55% to $262 million for the three months ended March 31, 2020 from $169 million for the three months ended March 31, 2019 due to higher writings for risks primarily originating from the U.S. Net written premiums increased 49% to $201 million for the three months ended March 31, 2020 from $135 million for the three months ended March 31, 2019 due the same reasons as the gross written premiums increase.
Global A&H produced a net combined ratio of 100% for the three months ended March 31, 2020 compared to 101% for the three months ended March 31, 2019. The three months ended March 31, 2020 included COVID-19 losses, net of reinsurance, of $14 million (12 points). Net favorable prior year loss reserve development was $4 million (3 points) for the three months ended March 31, 2020 compared to net unfavorable prior year loss reserve development of $5 million (5 points) for the three months ended March 31, 2019.
Underwriting income, including net service fee income, for Global A&H was $10 million for the three months ended March 31, 2020 compared to $12 million for the three months ended March 31, 2019. The decrease of $2 million was driven by COVID-19 losses and lower net service fee income, partially offset by favorable loss reserve development for the three months ended March 31, 2019. Within the segment, underwriting profits from the primary medical and reinsurance books were partially offset by underwriting losses in worldwide travel. For the three months ended March 31, 2020 and 2019, underwriting income, including net service fee income included net losses of $2 million and $1 million, respectively, relating to ArmadaHealth,LLC.

U.S. Specialty
U.S. Specialty consists of Sirius Group's specialty insurance product offerings, which includes Environmental, Surety, and Workers’ Compensation. In April 2020, the Company decided to exit the Surety business due to competitive market conditions in that business line. In addition, the recent economic downturn presents new risks and challenges for this line of business.

	Three months ended March 31,
U.S. Specialty (Millions)	2020	2019
Gross written premiums	$20.8	$16.6
Net written premiums	15.2	13.6
Net earned insurance premiums	12.8	4.1
Loss and allocated LAE	(7.7)	(2.4)
Insurance acquisition expenses	(3.0)	(0.7)
Technical profit	$2.1	$1.0
Unallocated LAE	(0.1)	—
Other underwriting expenses	(5.2)	(2.8)
Underwriting (loss)	$(3.2)	$(1.8)
Ratios:
Loss ratio(1)	60.9%	58.5%
Acquisition expense ratio(2)	23.4%	17.1%
Other underwriting expense ratio(3)	40.6%	68.3%
Combined ratio(4)	124.9%	143.9%
(1)The loss ratio is calculated by dividing the sum of loss and allocated LAE and unallocated LAE expenses by net earned insurance premiums.
(2)The acquisition expense ratio is calculated by dividing insurance acquisition expenses by net earned insurance premiums.
(3)The other underwriting expense ratio is calculated by dividing other underwriting expenses by net earned insurance premiums.
(4)The combined ratio is calculated by combining the loss ratio, the acquisition expense ratio, and the other underwriting expense ratio.

Underwriting Results
Three months ended March 31, 2020 and 2019:
Gross written premiums increased 24% to $21 million for the three months ended March 31, 2020 from $17 million for the three months ended March 31, 2019 due primarily to an increase in Workers' Compensation ($4 million). Net written premiums increased 7% to $15 million for the three months ended March 31, 2020 from $14 million for the three months ended March 31, 2019 due to an increase in Workers' Compensation ($2 million).
U.S. Specialty recorded an underwriting (loss) of $(3) million for the three months ended March 31, 2020 compared to an underwriting (loss) of $(2) million for the three months ended March 31, 2019.
U.S. Specialty gross written premiums

	Three months ended March 31,
U.S. Specialty (Millions)	2020	2019
Workers' Compensation	$14.8	$11.1
Environmental	5.1	4.4
Surety	0.9	1.1
Total	$20.8	$16.6
Three months ended March 31, 2020 and 2019:
Gross written premiums increased 24% to $21 million for the three months ended March 31, 2020 from $17 million for the three months ended March 31, 2019 due primarily to an increase in Workers' Compensation ($4 million).

U.S. Specialty net earned insurance premiums

	Three months ended March 31,
U.S. Specialty (Millions)	2020	2019
Workers' Compensation	$9.8	$2.4
Environmental	1.4	0.6
Surety	1.6	1.0
Total	$12.8	$4.0
Three months ended March 31, 2020 and 2019:
Net earned insurance premiums increased 225% to $13 million for the three months ended March  31, 2020 from $4 million for the three months ended March 31, 2019 due primarily to an increase in Workers' Compensation ($8 million).
Runoff & Other
Runoff & Other consists of the results of Sirius Global Solutions, which specializes in the acquisition and management of runoff liabilities for insurance and reinsurance companies, both in the United States and internationally, as well as asbestos risks, environmental risks and other long-tailed liability exposures.

	Three months ended March 31,
Runoff & Other (Millions)	2020	2019
Gross written premiums	$69.4	$1.4
Net written premiums	68.6	0.4
Net earned insurance and reinsurance premiums	69.0	0.4
Loss and allocated LAE	(68.9)	(1.1)
Insurance and reinsurance acquisition expenses	(0.4)	(0.7)
Technical (loss)	$(0.3)	$(1.4)
Unallocated LAE	(0.8)	(0.5)
Other underwriting expenses	(0.9)	(2.1)
Underwriting (loss)	$(2.0)	$(4.0)
General and administrative expenses	(1.5)	(0.8)
Underwriting (loss), net of service fee income	$(3.5)	$(4.8)
Underwriting Results
Three months ended March 31, 2020 and 2019:
Runoff & Other recorded $69 million of gross written premiums for the three months ended March31, 2020 compared to $1 million of gross written premiums for the three months ended March 31, 2019. The increase from the prior period was due to premiums from the LPT. The LPT did not have an impact on net underwriting results as net earned insurance and reinsurance premiums were offset by a corresponding losses incurred amount. See "Overview - Background and Recent Developments, Loss Portfolio Transfer" for further details on the LPT.
Runoff & Other recorded an underwriting (loss) of $(4) million for the three months ended March 31, 2020 compared to an underwriting (loss) of $(5) million for the three months ended March 31, 2019.

Reinsurance Protection
The following tables display Sirius Group's underwriting ratios prior to cessions to reinsurers ("Gross"), cessions to reinsurers ("Ceded"), and after cessions to reinsurers ("Net") basis.
Three months ended March 31, 2020 and 2019

	Three months ended March 31, 2020
	Global Reinsurance	Global A&H	U.S. Specialty	Total
Gross ratios:
Loss ratio	107.8%	72.1%	56.4%	96.3%
Acquisition expense ratio	21.7%	24.9%	21.5%	18.0%
Other underwriting expense ratio	7.2%	3.6%	37.7%	7.1%
Gross Combined ratio	136.7%	100.6%	115.6%	121.4%
Ceded ratios:
Loss ratio	93.5%	80.0%	—%	87.5%
Acquisition expense ratio	21.9%	21.2%	—%	21.4%
Ceded Combined ratio	115.4%	101.2%	—%	108.9%
Net ratios:
Loss ratio	111.6%	69.6%	60.9%	98.3%
Acquisition expense ratio	21.7%	26.1%	23.4%	17.2%
Other underwriting expense ratio	9.1%	4.7%	40.6%	8.7%
Net Combined ratio	142.4%	100.4%	124.9%	124.2%
Sirius Group's net combined ratio was 3 points higher than the gross combined ratio primarily due to the costs of retrocessional protections with limited ceded loss recoveries for the three months ended  March 31, 2020, driven mainly by Global Reinsurance.

	Three months ended March 31, 2019
	Global Reinsurance	Global A&H	U.S. Specialty	Total
Gross ratios:
Loss ratio	48.4%	70.5%	56.4%	56.7%
Acquisition expense ratio	23.5%	26.0%	8.1%	21.7%
Other underwriting expense ratio	8.1%	4.7%	56.5%	8.8%
Gross Combined ratio	80.0%	101.2%	121.0%	87.2%
Ceded ratios:
Loss ratio	33.0%	80.1%	n/m	49.3%
Acquisition expense ratio	30.0%	21.1%	n/m	26.4%
Ceded Combined ratio	63.0%	101.2%	n/m	75.7%
Net ratios:
Loss ratio	52.9%	67.3%	58.5%	59.0%
Acquisition expense ratio	21.6%	27.7%	17.1%	20.3%
Other underwriting expense ratio	10.2%	6.3%	68.3%	11.3%
Net Combined ratio	84.7%	101.3%	143.9%	90.6%

n/m = not meaningful

Sirius Group’s net combined ratio was 4 points higher than the gross combined ratio due to the costs of retrocessional protections with limited ceded loss recoveries for the three months ended March 31, 2019, driven mainly by Global Reinsurance.

Non-GAAP Financial Measures
In presenting Sirius Group’s results, management has included and discussed non-GAAP financial measures:  Operating (loss) income attributable to common shareholders, Adjusted book value, Adjusted book value per share, Adjusted tangible book value, and Adjusted tangible book value per share. The Company believes that these non-GAAP financial measures, which may be defined and calculated differently by other companies, better explain and enhance the understanding of the Company’s results of operations. However, these measures should not be viewed as a substitute for those determined in accordance with GAAP.
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

(Expressed in millions of U.S. dollars)	Three months ended March 31,
	2020	2019
Net (loss) income attributable to common shareholders	$(98.1)	$95.3
Adjustment for net realized and unrealized (gains) losses on investments	23.5	(83.0)
Adjustment for net foreign exchange (gains) losses	(18.5)	(5.1)
Adjustment for income tax expense (benefits) (1)	(7.2)	11.7
Operating (loss) income attributable to common shareholders	$(100.3)	$18.9
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
At March 31, 2020, Adjusted book value, Adjusted book value per share, Adjusted tangible book value, and Adjusted tangible book value per share include the earned effects of share-based compensation awards issued during 2019.
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

	March 31,	December 31,
(Expressed in millions of U.S. dollars, except share and per share amounts)	2020	2019
Common shares outstanding	115,299,341	115,299,341
Series B preference shares outstanding	11,901,670	11,901,670
Earned share-based compensation awards, excluding stock options	785,297	629,716
Earned portion of Stock option awards issued	496,508	381,929
Adjusted shares outstanding	128,482,816	128,212,656

Total common shareholders’ equity	$1,474.1	$1,640.4
Series B preference shares	199.6	223.0
Earned portion of future proceeds from stock option awards	6.3	4.9
Adjusted book value	$1,680.0	$1,868.3
Goodwill	(400.8)	(400.8)
Intangible assets	(175.9)	(179.8)
Net deferred tax liability on intangible assets	21.2	22.8
Adjusted tangible book value	$1,124.5	$1,310.5

Book value per common share	$12.78	$14.23
Adjusted book value per share	$13.08	$14.57
Adjusted tangible book value per share	$8.75	$10.22
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
To date, the COVID-19 pandemic has not materially impacted our ability to meet the liquidity requirements of our business and has not affected our ability to meet regulatory capital requirements or our ability to meet other contractual commitments.

Dividend Capacity
Sirius Group's top tier regulated insurance and reinsurance operating subsidiary is Sirius Bermuda. Sirius Bermuda's ability to pay dividends is limited under Bermuda law and regulations. Under the Insurance Act 1978, Sirius Bermuda is restricted with respect to the payment of dividends. Sirius Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority ("BMA") an affidavit stating that it will continue to meet the required margins following the declaration of those dividends. As of December 31, 2019, Sirius Bermuda could pay approximately $524 million to its parent company, Sirius International Group, Ltd., during 2020. Sirius Bermuda indirectly owns Sirius International, Sirius America and Sirius Group's other insurance and reinsurance operating companies, each of which are limited in their ability to pay dividends by the insurance laws of their relevant jurisdictions. CMIG International, which is approximately 82% owned by China Minsheng Investment Group Corp., Ltd. ("CMIG"), indirectly holds approximately 87% of the voting control over the Sirius Group equity securities as of March 31, 2020, through CMIG International's wholly-owned Bermuda holding company, CM Bermuda Ltd. ("CM Bermuda"). During 2019, CMIG made several public announcements relating to defaults and cross-defaults on certain bonds and other debt obligations issued by certain subsidiaries of CMIG (the "CMIG Defaults"), the failure and uncertainty of CMIG's subsidiaries to repay their debt obligations as they become due and the existence of certain asset freeze orders relating to the equity interests of CMIG in certain Chinese subsidiaries not within the chain of control of Sirius Group. On May 3, 2019, in connection with the CMIG Defaults, Sirius Bermuda and Sirius Group entered into a voluntary undertaking with the BMA to provide further comfort to the BMA as the group supervisor of Sirius Group and primary regulator of Sirius Bermuda, the designated insurer for group supervisory purposes regarding the potential risks to Sirius Group in connection with the CMIG Defaults. On March 27, 2020, Sirius Group extended the voluntary undertaking for an additional year. Pursuant to the voluntary undertaking, each of Sirius Group and Sirius Bermuda have agreed, until May 3, 2021, (a) to provide ten days prior written notice to the BMA prior to declaring any dividend or capital distribution, which notice shall include an affidavit confirming that the declaration and payment of such dividend would not be in breach of (i) the provisions of section 54 of the Companies Act 1981 in the case of Sirius Bermuda, (ii) the Minimum Liquidity Ratio as defined in the Insurance Act 1978 in the case of Sirius Bermuda; and (iii) the Target Capital Level of 120% of the Enhanced Capital Requirement as defined by the Bermuda Solvency Capital Requirement promulgated by the BMA for Sirius Group and Sirius Bermuda, and a summary description of the use proceeds from such declaration or dividend or capital distribution within Sirius Group or Sirius Bermuda; (b) not to enter into any guarantees, keepwells, loans or other financial arrangements between Sirius Group and CMIG, or provide any credit support with respect to any obligations of CMIG; and (c) not to enter into any related party transaction with CMIG. For the three months ended March 31, 2020, Sirius Bermuda paid $70 million of dividends to its immediate parent.
Sirius International has the ability to pay dividends to its immediate parent subject to the availability of unrestricted equity, calculated in accordance with the Swedish Act on Annual Accounts in Insurance Companies and the Swedish Financial Supervisory Authority (the "SFSA"). Unrestricted equity is calculated on a consolidated group account basis and on a parent account basis. Differences between the two include but are not limited to accounting for goodwill, subsidiaries (with parent accounts stated at original foreign exchange rates), taxes and pensions. Sirius International's ability to pay dividends is limited to the "lower of" unrestricted equity as calculated within the group and parent accounts. As of December 31, 2019, Sirius International had $402 million (based on the December 31, 2019 SEK to USD exchange rate) of unrestricted equity on a parent account basis (the lower of the two approaches) available to pay dividends in 2020. The amount of dividends available to be paid by Sirius International in any given year is also subject to cash flow and earnings generated by Sirius International's business, the maintenance of adequate solvency capital ratios for Sirius International and the consolidated Sirius International UK Holdings Ltd. group, as well as dividends received from its subsidiaries. Earnings generated by Sirius International's business that are allocated to the Safety Reserve are not available to pay dividends (see "Safety Reserve" below). For the three months ended March 31, 2020, Sirius International did not declare a dividend and paid less than $1 million of dividends declared prior to 2018.
Under the normal course of business, Sirius America has the ability to pay dividends to its immediate parent during any twelve-month period without the prior approval of regulatory authorities in an amount set by a formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based on this formula, Sirius America has ordinary dividend capacity as of March 31, 2020, without prior regulatory approval. As of December 31, 2019, Sirius America had $522 million of statutory surplus and $89 million of earned surplus. For the three months ended March 31, 2020, Sirius America did not pay any dividends to its immediate parent.
For the three months ended March 31, 2020, Sirius Group did not pay any dividends. As of March 31, 2020, Sirius Group had $94 million of net unrestricted cash, short-term investments, and fixed maturity investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries.

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
As of March 31, 2020, Sirius International's Safety Reserve amounted to SEK 10.2 billion, or $1.0 billion (based on the March 31, 2020 SEK to USD exchange rate). Under Swedish GAAP, an amount equal to the Safety Reserve, net of a related deferred tax liability established at the Swedish tax rate, is classified as common shareholders' equity. Generally, this deferred tax liability ($210 million based on the March 31, 2020 SEK to USD exchange rate) is only required to be paid by Sirius International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, the related deferred tax liability is not taken into account by Swedish regulatory authorities for purposes of calculating Solvency Capital under Swedish insurance regulations.
Pursuant to tax legislation effective as of January 1, 2019, the tax rate applicable to Swedish corporations decreased to 21.4%, and then will further reduce to 20.6% starting in 2021. The tax legislation also introduced an annual tax on the Safety Reserve effective as of January 1, 2019. This provision adds additional taxable income for the Company annually. The calculation applies the Government Borrowing Rate (with a floor rate of +0.5%) to the Safety Reserve balance at the beginning of the year. At the current year tax rate of 21.4% the additional tax expense for the three months ended March 31, 2020 is SEK 2.7 million, or $0.3 million (based on the March 31, 2020 SEK to USD exchange rate).
Further, the enacted legislation also included a new provision treating an amount equal to 6% of the Safety Reserve balance as of January 1, 2021, as additional taxable income in tax year 2021 only, subject to tax at the applicable 20.6% rate. Based on this provision and Sirius International's Safety Reserve balance as of March 31, 2020, Sirius International has recorded an additional deferred tax liability as of March 31, 2020 in the amount of SEK 126 million, or $13 million (based on the March 31, 2020 SEK to USD exchange rate).
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
Certain operational leverage metrics can be measured with ratios that are calculated using insurance float. There are many activities that do not change the amount of insurance float at an insurance or reinsurance company but can have a significant impact on Sirius Group's operational leverage metrics. For example, investment gains and losses, foreign currency translation gains and losses, debt issuances and repurchases/repayments, common and preference share issuances and repurchases and dividends paid to shareholders are all activities that do not change insurance float but can meaningfully impact operational leverage metrics that are calculated using insurance float. Insurance float increased by $155 million from December 31, 2019 mainly due to losses incurred from COVID-19 for the three months ended March 31, 2020.

The following table illustrates Sirius Group's consolidated insurance float position as of March 31, 2020 and December 31, 2019:

(Expressed in millions of U.S. dollars, except multiples)	March 31, 2020		December 31, 2019
Loss and LAE reserves	$2,519.6		$2,331.5
Unearned insurance and reinsurance premiums	979.2		708.0
Ceded reinsurance payable	332.8		244.7
Funds held under reinsurance treaties	148.0		169.1
Deferred tax liability on safety reserve	222.5		239.4
Float liabilities	4,202.1		3,692.7
Cash	140.5		136.3
Reinsurance recoverable on paid and unpaid losses	529.9		484.2
Insurance and reinsurance premiums receivable	964.2		730.1
Funds held by ceding companies	260.5		293.9
Deferred acquisition costs	168.2		148.2
Ceded unearned insurance and reinsurance premiums	245.5		162.0
Float assets	2,308.8		1,954.7
Insurance float	$1,893.3		$1,738.0
Insurance float as a multiple of total capital(1)	0.8	x	0.7	x
Insurance float as a multiple of Sirius Group's common shareholders' equity	1.3	x	1.1	x
(1)See calculation of total capital in the table below under "Financing."
Financing
Sirius Group can provide no assurance that, if needed, it would be able to obtain additional debt or equity financing on satisfactory terms, if at all. In particular, as discussed in Item 1A, "Risk Factors," in our 2019 Annual Report, the CMB Resolution (as defined therein) may prohibit our Board of Directors from issuing any common or preference shares, warrants, options or other forms of share equity, or to confer any new share rights or implement any rights plan, or to amend or vary or alter any rights attaching to any existing shares, in each case without the prior approval of holders of the common shares of the Company representing at least 75% of the shareholder voting rights. The approval of holders of the common shares of the Company representing at least 75% of the shareholder voting rights cannot be assured. As such, the CMB Resolution may prevent Sirius Group from performing a number of matters necessary to the operation of its business, including raising capital, even if necessary to meet regulatory or rating agency capital requirements, to finance its operations or to increase its public float, as well as incentivizing employees using shares of the Company, and completing equity-based financing of transactions without the prior approval of holders of the common shares of the Company representing at least 75% of the shareholder voting rights.
The following table summarizes Sirius Group's capital structure as of March 31, 2020 and December 31, 2019:

(Expressed in millions of U.S. dollars, except ratios)	March 31, 2020	December 31, 2019
2017 SEK Subordinated Notes	$270.6	$291.2
2016 SIG Senior Notes	394.2	394.0
Total debt	664.8	685.2
Series B preference shares	199.6	223.0
Common shareholders' equity	1,474.1	1,640.4
Total capital	$2,338.5	$2,548.6
Total debt to total capital	28%	27%
Total debt and Series B preference shares to total capital	37%	36%

2017 SEK Subordinated Notes
On September 22, 2017, Sirius Group issued floating rate callable subordinated notes denominated in SEK in the amount of SEK 2,750 million (or $346 million on date of issuance) at a 100% issue price ("2017 SEK Subordinated Notes"). The 2017 SEK Subordinated Notes were issued in an offering that was exempt from the registration requirements of the Securities Act of 1933 (the "Securities Act"). The 2017 SEK Subordinated Notes bear interest on their principal amount at a floating rate equal to the applicable Stockholm Interbank Offered Rate ("STIBOR") for the relevant interest period plus an applicable margin, payable quarterly in arrears on March 22, June 22, September 22, and December 22 in each year commencing on December 22, 2017, until maturity in September 2047. A portion of the proceeds were used to fully redeem the outstanding $250 million Sirius International Group, Ltd. Preference Shares.
See Note 10 "Debt and standby letters of credit facilities" and Note 14 "Common shareholder's equity, mezzanine equity, and non-controlling interests" in Sirius Group's unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details and discussion with respect to the 2017 SEK Subordinated Notes.
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
See Note 10 "Debt and standby letters of credit facilities" in Sirius Group's audited financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details and discussion with respect to the 2016 SIG Senior Notes.
Series B Preference Shares
In connection with the closing of the merger of Sirius Group with Easterly Acquisition Corp. (the “Merger”) on November 5, 2018, Sirius Group issued 11,901,670 of the 15,000,000 authorized Series B preference shares, with a par value of $0.01 per share, to affiliated funds of Gallatin Point Capital, The Carlyle Group, Centerbridge Partners, L.P. and Bain Capital Credit (collectively, the "Preference Share Investors") as part of the private placement of Series B preference shares, common shares, and warrants in connection with the Merger. The Series B preference shares contain both a mandatory conversion and optional redemption features, with the optional redemption features allowing for settlement in either common shares or cash. Sirius Group accounts for the Series B preference shares outside of permanent equity as mezzanine equity in the Consolidated Balance Sheets as its ability to settle in common shares cannot be assured, and thus we presume that Sirius Group will be required to settle the Series B preference shares in cash, as if it were a redemption feature.
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
The Company adjusts the carrying value of the Series B preference shares to equal the redemption value at the end of each reporting period. As of March 31, 2020 and December 31, 2019, the balance of the Series B preference shares was $200 million and $223 million, respectively.

In April 2020, the Company received letters from the Preference Share Investors, including Notices of Redemption claiming that there has been a change in control of Sirius Group within the meaning of the Certificate of Designation of the Series B preference shares and demanding the redemption of all of their Series B preference shares. The Company has reviewed the Notices of Redemption and related attachments, and continued its inquiry into the matters asserted therein. In connection with that inquiry, the Company received a letter from CMIG International confirming that (i) CMIG International continues to own 100% of the outstanding equity of CM Bermuda, and there have been no transfers of any shares of CM Bermuda (or CMIG International) and (ii) there have been no transfers of the shares owned by CM Bermuda, in each case since the initial listing of the Company’s common shares in November 2018. In addition, the Company received a secretary’s certificate from CM Bermuda identifying CMIG International as CM Bermuda’s sole shareholder. That certificate also indicated that no lender to CMIG International or to CM Bermuda has declared any event of default or has exercised any of its rights in connection with any event of default, and that neither CMIG International nor CM Bermuda has any outstanding bonds. As a result of such inquiry, Sirius Group responded to the Preference Share Investors that it is not aware of any facts that would support the conclusion that an event has occurred that would result in a change in beneficial ownership of the shares of the Company owned by CM Bermuda that would give rise to a redemption right by the Preference Share Investors. As such, Sirius Group concluded and notified the Preference Share Investors that they are not entitled at this time to elect a redemption of any of their Series B preference shares.
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
Sirius International has other secured letter of credit and trust arrangements with various financial institutions to support its insurance operations. As of March 31, 2020 and December 31, 2019, these secured letter of credit and trust arrangements were collateralized by pledged assets and assets in trust of SEK 3.4 billion and SEK 3.4 billion, respectively, or $336 million and $363 million, respectively (based on the March 31, 2020 and December 31, 2019 SEK to USD exchange rates). As of March 31, 2020 and December 31, 2019, Sirius America Insurance Company's trust arrangements were collateralized by pledged assets and assets in trust of $48 million and $58 million, respectively. As of March 31, 2020 and December 31, 2019, Sirius Bermuda's trust arrangements were collateralized by pledged assets and assets in trust of $514 million and $784 million, respectively.
Revolving credit facility
In February 2018, Sirius Group, through its indirectly wholly-owned subsidiary SIG entered into a three-year, $300 million senior unsecured revolving credit facility (the "Facility"). The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements and retrocessional agreements. The Facility is subject to various affirmative, negative and financial covenants that Sirius Group considers to be customary for such borrowings, including certain minimum net worth, maximum debt to capitalization and financial strength rating standards. As of March 31, 2020, there were no outstanding borrowings under the Facility.
Debt and standby letter of credit facility covenants
As of March 31, 2020, Sirius Group was in compliance with all of the covenants under the 2017 SEK Subordinated Notes, the 2016 SIG Senior Notes, the Nordea Bank Abp, London Branch facility, and the DNB Bank ASA, Sweden Branch facility. In addition, as of March 31, 2020, Sirius Group was in compliance with all of the covenants under the Facility.
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

Contractual Obligations and Commitments
In the normal course of business, we are party to a variety of contractual obligations, summarized as of December 31, 2019 in our 2019 Annual Report. We consider these contractual obligations when assessing our liquidity requirements. During the three months ended March 31, 2020, other than as disclosed in "Note 5. Reserves for unpaid losses and adjustment expenses" in the Notes to Consolidated Financial Statements included within "Part I, Item 1. Financial Statements." with respect to an increase in our reserve for loss and LAE reserves, and "Note 10. Debt and standby letters of credit facilities" in the Notes to Consolidated Financial Statements included within "Part I, Item 1. Financial Statements." with respect to our long term debt obligations, there were no other material changes in our contractual obligations as disclosed in the table of contractual obligations, and related footnotes, included in our 2019 Annual Report.
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

The following table summarizes our consolidated cash flows from operating, investing, and financing activities for the three months ended March 31, 2020 and 2019.

	Three months ended
(Millions)	March 31, 2020	March 31, 2019
Net cash provided from (used for)(1)
Operations	$115.2	$24.6
Investing activities	(102.7)	(24.1)
Financing activities	—	(0.1)
Effect of exchange rate changes on cash	(7.3)	(3.6)
Increase (decrease) in cash during year	$5.2	$(3.2)
(1)Refer to Consolidated Statements of Cash Flows included in Sirius Group's Unaudited Consolidated Financial Statements included in "Part I, Item 1. Financial Statements."
Cash flows from operations for the three months ended March 31, 2020 and 2019
Net cash provided from operations was $115 million and $25 million for the three months ended March 31, 2020 and 2019, respectively. Cash flows from operations increased $90 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due to higher amounts of net premiums collected, partially offset by net higher net paid losses and acquisition costs.
Long-term compensation items affecting cash flows from operations
For the three months ended March 31, 2020 and 2019, Sirius Group made long-term incentive payments totaling less than $1 million and $2 million, respectively.
For the three months ended March 31, 2020, Sirius Group made retention related award payments totaling $7 million that were issued to key employees in November 2019. See Note 13 "Share-based compensation" in Sirius Group's unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details and discussion.
Cash flows from investing and financing activities for the three months ended March 31, 2020 and 2019
Cash flows (used for) investing activities were $(103) million and $(24) million for the three months ended March 31, 2020 and 2019, respectively. The increase in cash flows (used for) investing activities was primarily due to higher net purchases of common equity securities.

Cash flows provided from financing activities were insignificant for the three months ended March 31, 2020 and 2019.
Financing and other capital activities
During both the three months ended March 31, 2020 and 2019, Sirius Group paid $3 million of interest on the 2017 SEK Subordinated Notes.
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
As disclosed in our 2019 Annual Report, we believe that the material items requiring such subjective and complex estimates are our:
Loss and LAE Reserves
Fair Value Measurements
Goodwill
Premiums
Income Taxes
There have been no material changes to the Company's critical accounting estimates for the three months ended March 31, 2020. For additional information regarding our critical accounting estimates, refer to our 2019 Annual Report.

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
See Part II, Item 1A, "Risk Factors," for changes in Sirius Group's market risk due to the COVID-19 pandemic.
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
As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, Sirius Group's management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Sirius Group's disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Exchange Act to be recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Sirius Group's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS
We face a variety of risks and uncertainties that are inherent in our business and our industry, including operational, industry and regulatory risks. Such risks and uncertainties could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. As of the date of this report, there have been no material changes to the risk factors disclosed in Item 1A. "Risk Factors" in our 2019 Annual Report, except as set forth below.

The novel coronavirus (COVID-19) pandemic has adversely affected our business. Epidemics, pandemics, and other public health threats, including the ongoing COVID-19 pandemic, could have a material adverse effect on Sirius Group’s business, including our results of operations, financial position and/or liquidity, in a manner and to a degree that cannot be predicted.
In December 2019, the novel coronavirus (COVID-19) was reported in Wuhan, China, and the World Health Organization declared it a global health emergency on January 30, 2020. Since January 2020, the Company has been monitoring the impact of COVID-19 on Sirius Group's business. Beginning in March 2020, COVID-19 began to impact the global economy and the results of our operations. Because of the size and duration of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. The future impact of the pandemic is highly uncertain and cannot be predicted, but it could have a material adverse impact on the future results of operations, financial position and/or liquidity of Sirius Group. The extent of the impact, if any, will depend on future developments, including actions taken to contain COVID-19 and the uncertain impact of potential judicial, legislative and regulatory actions by local, state and national governmental and regulatory bodies. Risks presented by the ongoing effects of COVID-19 include the following:

•
Gross Written Premiums. We expect that the impact of COVID-19 on general economic activity will negatively impact our premium volumes. The degree of the impact will depend on the extent and duration of the economic contraction. As a result of the anticipated impact of the pandemic on our earned premiums, we expect an increase in our underwriting expense ratio in the near term. Sirius Group may also experience lower gross written premiums for travel medical and trip cancellation insurance.

•
Increased Risk of Loss. Sirius Group has experienced and may continue to experience an increased risk of loss in certain lines of business, including contingency, accident and health, workers ' compensation, trade credit, casualty and its property (re)insurance due to business interruption and global supply chains disruptions. For example, Sirius Group has recorded losses of $52 million in its other property and property catastrophe excess reinsurance lines of business due to business interruption, and has experienced losses of $55 million pertaining to actual and projected canceled or postponed major events. Sirius Group may also experience elevated frequency and severity in its workers’ compensation lines related to compensable claims by workers who have suffered from injury or illness in the course of their employment. Sirius Group has experienced and may continue to experience risk of loss in its casualty business, including professional liability treaties that cover health care, hospitals, long term care providers and directors and officers. Sirius Group has experienced and may continue to experience losses resulting from mortality, increased medical expenses, and trip cancellation in its accident and health portfolio. The economic volatility may also lead to increased losses within the trade credit portfolio. For further discussion of the risks and exposure related to unpredictable catastrophic events, see “Sirius Group is exposed to unpredictable catastrophic events that could adversely affect its results of operations and financial condition” included in Part I, Item 1A. "Risk Factors” in the Company’s 2019 Annual Report.

•
Estimated Loss Reserves. The anticipated and unknown risks related to COVID-19 may cause additional uncertainty in the estimation of claim and claim adjustment expense reserves. For example, the behavior of claimants and policyholders may change in unexpected ways. The disruption to court systems may have an impact on the timing and amounts of claims settlements; and the actions taken by governmental bodies, both legislative and regulatory, in reaction to COVID-19 and their related impacts are difficult to predict. As a result, our estimated level of claims and claim adjustment expense reserves may change.

•
Investments. Sirius Group has experienced losses in its investment portfolio as a result of volatile markets, such as a decline in interest rates, a sharp decline in equity markets and a widening of credit risk spreads for bonds. In addition, the disruption in the financial markets caused by COVID-19 has contributed to net unrealized investment losses, primarily due to the impact of changes in fair value on our equity investments and, to a lesser extent, change in unrealized losses in our fixed-income investment portfolio. Our corporate fixed income portfolio may be adversely impacted by ratings downgrades, increased bankruptcies and credit spread widening in distressed industries, such as energy, gaming, lodging and leisure, autos, airlines and retail. In addition, in recent years, many state and local governments have been operating under deficits or projected deficits. These deficits may be exacerbated by the costs of responding to COVID-19 and reduced tax revenues due to adverse economic conditions. Our investment portfolio also includes residential mortgage-backed securities, commercial mortgage-backed securities and wholly-owned real estate, all of which could be adversely impacted by declines in real estate valuations and/or financial market disruption, including a heightened default risk on the underlying mortgages and on rent receivables. Further disruptions in global financial markets due to the continuing impact of COVID-19 could result in additional net realized investment losses, including potential impairments in our fixed income portfolio. Further disruptions in global financial markets could adversely impact our net investment income in future periods from our non-fixed income investment portfolio. For further discussion of the risks related to our investment portfolio see “Sirius Group’s investment portfolio may suffer reduced returns or losses, which could adversely affect Sirius Group’s results of operations and financial condition. Adverse changes in interest rates, foreign currency exchange rates, equity markets, debt markets or market volatility could result in significant losses to the fair value of Sirius Group’s investment portfolio” and “Unexpected volatility or illiquidity associated with some of Sirius Group’s investments could significantly and negatively affect Sirius Group’s financial results, liquidity and ability to conduct business” included in Part I, Item 1A. "Risk Factors” in the Company’s 2019 Annual Report.

•
Inflation. It is possible that changes in economic conditions and steps taken by the federal government and the Federal Reserve in response to COVID-19 could lead to higher inflation than we had anticipated, which could in turn lead to an increase in our loss costs and the need to strengthen claims and claim adjustment expense reserves. These impacts of inflation on loss costs and claims and claim adjustment expense reserves could be more pronounced for those lines of business that require a relatively longer period of time to finalize and settle claims for a given year and, therefore more inflation sensitive. Inflation could also adversely impact our general and administrative expenses. Changes in interest rates caused by inflation affect the carrying value of our fixed maturity investments and returns on our fixed maturity and short-term investments. An increase in interest rates reduces the market value of existing fixed maturity investments, thereby negatively impacting our book value.

•
Foreign Currency Exchange Rate Changes. As a result of our business outside of the United States, primarily in Europe, Japan, and the United Kingdom (including Lloyd’s), our shareholders' equity is also subject to the effects of changes in foreign currency exchange rates. Movement of the U.S. dollar compared to other currencies could result in a further reduction of shareholders’ equity.

•
Further Ratings Downgrades. Third-party rating agencies assess and rate the financial strength, including claims-paying ability, of insurers and reinsurers. These ratings are based upon criteria established by the rating agencies and are subject to revision at any time at the sole discretion of the agencies. Rating agencies periodically evaluate Sirius Group to confirm that it continues to meet the criteria of the ratings previously assigned to Sirius Group. If the rating agencies determine that Sirius Group's operating performance has further deteriorated as a result of the COVID-19 pandemic, they could downgrade or withdraw Sirius Group's financial strength ratings which could have a material adverse effect on our results of operations, financial position and/or liquidity. For additional discussion on how a ratings downgrade can impact Sirius Group see, "Sirius Group is reliant on financial strength and creditworthiness ratings, and any downgrade or withdrawal of ratings and/or change in outlook may have a material adverse effect on Sirius Group's business, prospects, financial condition and results from operations" included in Part I, Item 1A. "Risk Factors” in the Company’s 2019 Annual Report.

•
Counterparty Credit Risk. A prolonged economic downturn due to the COVID-19 pandemic would increase our credit risk, reflecting our counterparty dealings with agents, brokers, customers and retrocessionaires. For a further discussion, see “Sirius Group’s reliance on intermediaries subjects it to the intermediaries’ credit risk” included in Part I, Item 1A. "Risk Factors” in the Company’s 2019 Annual Report.

•
Potential Adverse Judicial, Legislative and/or Regulatory Action. Like many reinsurers and insurers, we have exposure to losses from the COVID-19 related claims, primarily in our property and contingency business. Whether the COVID-19 pandemic triggers coverage is dependent on specific policy language, terms and exclusions. However, certain domestic and international governmental authorities and regulatory bodies have proposed to take actions to address and contain the impact of the COVID-19 pandemic that may adversely affect Sirius Group. For example, we are subject to government and/or regulatory action that may seek to retroactively mandate coverage for losses which our (re)insurance policies were not designed or priced to cover. Currently, in some countries there is proposed legislation to require (re)insurers to cover business interruption claims irrespective of terms, exclusions or other conditions included in the policies that would otherwise preclude coverage. Should such proposed regulations and or legislation be implemented, our (re)insurance contracts may be interpreted to provide coverage for these business interruption losses, notwithstanding the fact that such losses fall outside of the terms and conditions of the underlying contracts. These and other future judicial, legislative or regulatory actions could have a material adverse impact on our results of operations, financial position and/ or liquidity and make it difficult to predict the total amount of losses we could incur as a result of the COVID-19 pandemic. In addition, a number of states in the United States have instituted, and others are considering instituting, changes designed to effectively expand workers' compensation coverage by creating presumptions of compensability of claims for certain types of workers. Regulatory restrictions or requirements could also impact pricing, risk selection and our rights and obligations with respect to our policies and insureds, including Sirius Group’s ability to cancel policies or Sirius Group’s right to collect premiums. In the United States, at least one state regulator has issued an order requiring insurers to issue premium refunds, and regulators in other states could take similar actions.

•
Operational Disruptions and Heightened Cybersecurity Risks. Sirius Group’s operations could be disrupted if key members of our senior management or a significant percentage of our workforce or the workforce of our agents, brokers, suppliers or third party providers are unable to continue to work because of illness, death, government directives or otherwise. In addition, the interruption of our, or their, system capabilities could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions. Having shifted to remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities. An extended period of remote work arrangements could strain our business continuity plans and could negatively affect our internal control over financial reporting as most of our employees are required to work from home. As a result, new processes, procedures and controls could be required to respond to changes in our business environment. For a further discussion, see “Sirius Group may be unable to adequately maintain its systems and safeguard the security of the data it holds or the data held by its business partners and service providers, which may adversely impact Sirius Group’s ability to operate its business and cause reputational harm and financial loss” included in Part I, Item 1A. "Risk Factors” in the Company’s 2019 Annual Report.

Due to the evolving and uncertain nature of the COVID-19 pandemic, we cannot estimate its ultimate impact at this time. Depending on the scope and duration of the COVID-19 pandemic, the events described above may have a material adverse effect on our results of operations, financial position and/ or liquidity. Moreover, the potential effects of the COVID-19 pandemic could exacerbate the impacts of many other risk factors that we identify in the Company's 2019 Annual Report, including, but not limited to, risks that can impact Sirius Group as a result of an economic downturn; potential litigation claims brought against the Company; further losses from event cancellations in our contingency portfolio and other coverages from our reinsurance and insurance contracts; negative impact to revenues and earnings; and impairment of goodwill and intangible assets and potential valuation allowances on deferred tax assets. Since the COVID-19 pandemic is continuously evolving, the potential impacts to the risks related to our business that are further described in the Company's 2019 Annual Report remain uncertain and new and potentially unforeseen risks beyond those described above and in the Company's 2019 Annual Report may arise. Even after the COVID-19 pandemic subsides, the U.S. and world economies may experience a prolonged economic recession, in which event our results of operations, financial position and/ or liquidity may be materially and adversely affected.
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

10.1	Form of Director and Officer Indemnification Agreement.

10.9.1	Sirius International Insurance Group, Ltd. 2018 Omnibus Incentive Plan- Form of Restricted Share Unit Award Notice.

10.9.2	Sirius International Insurance Group, Ltd. 2018 Omnibus Incentive Plan- Form of Performance Share Unit Award Notice.

31.1	Certification of Kernan "Kip" V. Oberting, Chief Executive Officer of Sirius International Insurance Group, Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Ralph Salamone, Chief Financial Officer of Sirius International Insurance Group, Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

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

SIRIUS INTERNATIONAL INSURANCE GROUP, LTD. (Registrant)

Date: May 13, 2020	By:	/s/ KERNAN "KIP" V. OBERTING
Kernan "Kip" V. Oberting President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2020	By:	/s/ RALPH A. SALAMONE
Ralph A. Salamone Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)