Form 10-Q
period 2020-06-30
Sirius International Insurance Group, Ltd.
filed 2020-08-13
CIK 1744894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________
Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒  Smaller reporting company ☒  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
At July 31, 2020, there were 115,299,341 Common Shares, $0.01 par value per share, of the registrant outstanding.

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

•
China Minsheng Investment Group Corp., Ltd ("CMIG") and CMIG International Holding Pte. Ltd.'s status as indirect and direct majority shareholders, including their affiliates' liquidity issues, and actions taken by CMIG, CMIG International Holding Pte. Ltd. or any other parties in interest in connection with such liquidity issues including ownership changes;

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

•
the satisfaction or waiver of the conditions precedent to the consummation of the proposed transactions described in an Agreement and Plan of Merger entered into by and among the Company, Third Point Reinsurance Ltd.("TPRE") and Yoga Merger Sub Limited dated August 6, 2020 and the terms and conditions included in a statutory merger agreement (collectively, the "Transactions"), including, without limitation, the receipt of shareholder and regulatory approvals (including approvals, authorizations and clearance by antitrust authorities and insurance regulators necessary to complete such proposed merger transaction) on the terms desired or anticipated (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of such proposed merger transaction);

•	unanticipated difficulties or expenditures relating to such proposed Transactions;

•	risks relating to the value of the shares of TPRE to be issued in such proposed Transactions;

•	unanticipated negative reactions of rating agencies in response to such proposed Transactions;

•
disruptions of the Company’s and TPRE’s current plans, operations and relationships with third persons caused by the announcement and pendency of such proposed Transactions, including, without limitation, the ability of the combined company to hire and retain any personnel;

•	legal proceedings that may be instituted against the Company and TPRE following announcement of such proposed Transactions; and

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Sirius International Insurance Group, Ltd.
Consolidated Balance Sheets
As at June 30, 2020 and December 31, 2019

(Expressed in millions of U.S. dollars, except share information)	June 30, 2020	December 31, 2019
	Unaudited
Assets
Fixed maturity investments, trading, at fair value (Amortized cost 2020: $1,877.7; 2019: $1,656.6)	$1,904.7	$1,681.0
Short-term investments, at fair value (Amortized cost 2020: $1,044.5; 2019: $1,090.8)	1,038.8	1,085.2
Equity securities, trading, at fair value (Cost 2020: $178.1; 2019: $379.2)	149.9	405.2
Other long-term investments, at fair value (Cost 2020: $324.7; 2019: $315.4)	368.1	346.8
Cash	186.7	136.3
Restricted cash	18.0	14.3
Total investments and cash	3,666.2	3,668.8
Accrued investment income	11.0	11.2
Insurance and reinsurance premiums receivable	871.7	730.1
Reinsurance recoverable on unpaid losses	442.2	410.3
Reinsurance recoverable on paid losses	106.1	73.9
Funds held by ceding companies	254.7	293.9
Ceded unearned insurance and reinsurance premiums	201.9	162.0
Deferred acquisition costs	159.1	148.2
Deferred tax asset	179.7	166.7
Accounts receivable on unsettled investment sales	34.4	6.7
Goodwill	400.8	400.8
Intangible assets	171.9	179.8
Other assets	153.8	161.4
Assets held for sale	10.5	—
Total assets	$6,664.0	$6,413.8
Liabilities
Loss and loss adjustment expense reserves	$2,515.1	$2,331.5
Unearned insurance and reinsurance premiums	874.5	708.0
Ceded reinsurance payable	314.9	244.7
Funds held under reinsurance treaties	145.3	169.1
Deferred tax liability	207.9	205.9
Debt	684.9	685.2
Accounts payable on unsettled investment purchases	11.3	2.3
Other liabilities	181.7	201.3
Total liabilities	4,935.6	4,548.0
Commitments and contingencies (see Note 19)
Mezzanine equity
Series B preference shares	206.2	223.0
Common shareholders' equity
Common shares (shares issued and outstanding, 2020 & 2019: 115,299,341)	1.2	1.2
Additional paid-in surplus	1,102.4	1,098.2
Retained earnings	660.0	778.5
Accumulated other comprehensive (loss)	(243.9)	(237.5)
Total common shareholders' equity	1,519.7	1,640.4
Non-controlling interests	2.5	2.4
Total equity	1,522.2	1,642.8
Total liabilities, mezzanine equity, and equity	$6,664.0	$6,413.8
See Notes to Consolidated Financial Statements

Sirius International Insurance Group, Ltd.
Consolidated Statements of (Loss) Income
For the three and six months ended June 30, 2020 and 2019
Unaudited

	Three months ended June 30,		Six months ended June 30,
(Expressed in millions of U.S. dollars, except share and per share information)	2020	2019	2020	2019
Revenues
Net earned insurance and reinsurance premiums	$369.8	$370.7	$804.5	$682.6
Net investment income	14.8	24.4	28.3	44.5
Net realized investment gains	7.1	15.6	27.4	24.6
Net unrealized investment gains (losses)	8.7	15.5	(35.1)	89.5
Net foreign exchange (losses) gains	(16.1)	(0.6)	2.4	4.5
Other revenue	10.2	15.4	14.5	35.0
Total revenues	394.5	441.0	842.0	880.7
Expenses
Loss and loss adjustment expenses	240.3	278.0	667.4	461.9
Insurance and reinsurance acquisition expenses	78.1	77.0	152.8	140.3
Other underwriting expenses	36.3	35.5	74.3	70.8
General and administrative expenses	23.9	28.2	56.0	52.6
Intangible asset amortization expenses	4.0	4.0	7.9	7.9
Interest expense on debt	7.9	8.0	15.7	15.6
Total expenses	390.5	430.7	974.1	749.1
Pre-tax income (loss)	4.0	10.3	(132.1)	131.6
Income tax (expense) benefit	(11.2)	(2.1)	3.6	(19.3)
Net (loss) income	(7.2)	8.2	(128.5)	112.3
Loss (income) attributable to non-controlling interests	0.2	(0.8)	—	(1.2)
(Loss) income attributable to Sirius Group	(7.0)	7.4	(128.5)	111.1
Change in carrying value of Series B preference shares	(6.6)	(0.8)	16.8	(9.2)
Net (loss) income attributable to Sirius Group's common shareholders	$(13.6)	$6.6	$(111.7)	$101.9
Net (loss) income per common share and common share equivalent
Basic earnings per common share and common share equivalent	$(0.12)	$0.05	$(0.97)	$0.80
Diluted earnings per common share and common share equivalent	$(0.12)	$0.05	$(1.01)	$0.80
Weighted average number of common shares and common share equivalents outstanding:
Basic weighted average number of common shares and common share equivalents outstanding	115,278,176	115,243,685	115,269,720	115,212,772
Diluted weighted average number of common shares and common share equivalents outstanding	115,278,176	115,796,367	127,171,390	127,542,402
See Notes to Consolidated Financial Statements

Sirius International Insurance Group, Ltd.
Consolidated Statements of Comprehensive (Loss) Income
For the three and six months ended June 30, 2020 and 2019
Unaudited

	Three months ended June 30,		Six months ended June 30,
(Expressed in millions of U.S. dollars)	2020	2019	2020	2019
Comprehensive (loss) income
Net (loss) income	$(7.2)	$8.2	$(128.5)	$112.3
Other comprehensive income (loss)
Change in foreign currency translation, net of tax	57.0	1.1	(6.4)	(26.7)
Total other comprehensive income (loss)	57.0	1.1	(6.4)	(26.7)
Comprehensive income (loss)	49.8	9.3	(134.9)	85.6
Net loss (income) attributable to non-controlling interests	0.2	(0.8)	—	(1.2)
Comprehensive income (loss) attributable to Sirius Group	$50.0	$8.5	$(134.9)	$84.4
See Notes to Consolidated Financial Statements

Sirius International Insurance Group, Ltd.
Consolidated Statements of Shareholders' Equity
For the three and six months ended June 30, 2020 and 2019
Unaudited

	Three months ended June 30,		Six months ended June 30,
(Expressed in millions of U.S. dollars)	2020	2019	2020	2019
Common shares
Balance at beginning and end of period	$1.2	$1.2	$1.2	$1.2
Additional paid-in surplus
Balance at beginning of period	1,100.1	1,090.2	1,098.2	1,089.1
Share-based compensation	2.3	3.3	4.2	4.5
Other, net	—	—	—	(0.1)
Balance at end of period	1,102.4	1,093.5	1,102.4	1,093.5
Retained earnings
Balance at beginning of period	673.7	911.8	778.5	816.6
Cumulative effect of an accounting change	—	—	(6.8)	—
Balance at beginning of period, as adjusted	673.7	911.8	771.7	816.6
Net (loss) income	(7.2)	8.2	(128.5)	112.3
Loss (income) attributable to non-controlling interests	0.2	(0.8)	—	(1.2)
Change in carrying value of Series B preference shares	(6.6)	(0.8)	16.8	(9.2)
Other, net	(0.1)	0.1	—	—
Balance at end of period	660.0	918.5	660.0	918.5
Accumulated other comprehensive (loss)
Balance at beginning of period	(300.9)	(230.2)	(237.5)	(202.4)
Accumulated net foreign currency translation (losses)
Balance at beginning of period	(300.9)	(230.2)	(237.5)	(202.4)
Net change in foreign currency translation	57.0	1.1	(6.4)	(26.7)
Balance at the end of period	(243.9)	(229.1)	(243.9)	(229.1)
Balance at the end of period	(243.9)	(229.1)	(243.9)	(229.1)
Total common shareholders' equity	$1,519.7	$1,784.1	$1,519.7	$1,784.1
Non-controlling interests	2.5	3.0	2.5	3.0
Total equity	$1,522.2	$1,787.1	$1,522.2	$1,787.1
See Notes to Consolidated Financial Statements

Sirius International Insurance Group, Ltd.
Consolidated Statements of Cash Flows
For the six months ended June 30, 2020 and 2019
Unaudited

	Six months ended June 30,
(Expressed in millions of U.S. dollars)	2020	2019
Cash flows from operations:
Net (loss) income	$(128.5)	$112.3
Adjustments to reconcile net income to net cash provided from operations:
Net realized and unrealized investment losses (gains)	7.7	(114.1)
Amortization of premium on fixed maturity investments	2.0	(3.2)
Amortization of intangible assets	7.9	7.9
Depreciation and other amortization	3.3	4.3
Share-based compensation	4.2	4.5
Revaluation of contingent consideration	0.3	—
Other operating items:
Net change in loss and loss adjustment expense reserves	184.0	46.6
Net change in reinsurance recoverable on paid and unpaid losses	(64.4)	(36.0)
Net change in funds held by ceding companies	38.4	(54.7)
Net change in unearned insurance and reinsurance premiums	162.0	252.6
Net change in ceded reinsurance payable	61.8	50.4
Net change in ceded unearned insurance and reinsurance premiums	(37.3)	(35.8)
Net change in insurance and reinsurance premiums receivable	(138.9)	(252.0)
Net change in deferred acquisition costs	(11.0)	(20.2)
Net change in funds held under reinsurance treaties	(23.0)	18.4
Net change in current and deferred income taxes, net	(1.5)	4.2
Net change in other assets and liabilities, net	5.4	29.8
Net cash provided from operations	72.4	15.0
Cash flows from investing activities:
Net change in short-term investments	61.7	(160.2)
Sales of fixed maturities and convertible fixed maturity investments	309.9	241.9
Maturities, calls, and paydowns of fixed maturity and convertible fixed maturity investments	132.8	154.7
Sales of common equity securities	663.7	152.2
Distributions, redemptions, and maturities of other long-term investments	19.6	33.6
Return of principal on loan participations	0.1	—
Contributions to other long-term investments	(26.0)	(41.3)
Purchases of common equity securities	(473.4)	(125.8)
Purchases of fixed maturities and convertible fixed maturity investments	(673.1)	(270.9)
Purchases of loan participation	(7.4)	—
Net change in unsettled investment purchases and sales	(19.7)	2.4
Other, net	(1.6)	0.6
Net cash (used for) investing activities	(13.4)	(12.8)
Cash flows from financing activities:
Payment of contingent consideration	(5.5)	—
Change in collateral held on Interest Rate Cap	—	(0.1)
Net cash (used for) financing activities	(5.5)	(0.1)
Effect of exchange rate changes on cash	0.8	(3.8)
Net increase (decrease) in cash during period	54.3	(1.7)
Cash, restricted cash, and cash held for sale balance at beginning of period	150.6	132.2
Cash, restricted cash, and cash held for sale balance at end of period	$204.9	$130.5
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
The accompanying Unaudited Consolidated Financial Statements at June 30, 2020, have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. The accompanying Unaudited Consolidated Financial Statements present the consolidated results of operations, financial condition, and cash flows of the Company and its subsidiaries and those entities in which the Company has control and a majority economic interest as well as those variable interest entities ("VIEs") that meet the requirements for consolidation. All significant intercompany transactions have been eliminated in consolidation.
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

Sirius Group adopted the removal of the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The removal of this exception allowed Sirius Group to record a benefit for a year-to-date loss in excess of its forecasted loss in certain jurisdictions. The removal of this exception was applied prospectively to the Income tax benefit (expense) line on the Consolidated Statements of (Loss) Income.

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
Significant accounting policies
Long-Lived Assets Classified as Held for Sale

A long-lived asset or a disposal group classified as held for sale (but not qualifying for presentation as a discontinued operation in the Consolidated Financial Statements) is presented separately in the Consolidated Balance Sheets and is measured at the lower of its carrying amount or fair value less cost to sell. The assets and liabilities of a disposal group classified as held for sale are presented separately in the asset and liability sections, respectively, of the Consolidated Balance Sheets and are not netted. The major classes of assets and liabilities classified as held for sale are separately disclosed in the notes to financial statements. (See Note 3.)
Note 3. Significant transactions

Empire Insurance Company

On July 7, 2020, Sirius Group sold 100% of the common shares of Empire Insurance Company (“Empire”) to Physicians' Reciprocal Insurers (the “Empire Transaction”). As of June 30, 2020, the assets related to Empire have been classified as held for sale in the Consolidated Balance Sheets. The following table summarizes the major categories of assets classified as held for sale related to the Empire Transaction as of June 30, 2020 and December 31, 2019:

(Millions)	June 30, 2020	December 31, 2019
Short-term investments, at fair value	$9.3	$—
Cash	0.2	—
Accounts receivable on unsettled investment sales	1.0	—
Total assets held for sale	$10.5	$—
Loss portfolio transfer

On January 23, 2020, Sirius Group consummated a loss portfolio transfer with Pacific Re, Inc. Under the agreement, Sirius Group received $69.7 million in cash and assumed net undiscounted loss and loss adjustment expenses ("LAE") reserves with the same value. In addition, Sirius Group recognized Gross written premium and Loss and loss adjustment expenses for $69.7 million.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

As part of closing on the loss portfolio transfer, an estimate of net paid losses was included. Sixty days after the closing, actual net paid losses were determined and Sirius Group paid back $0.4 million in cash to Pacific Re, Inc. and reduced assumed net undiscounted loss and LAE reserves by the same value. In addition, Sirius Group adjusted Gross written premium and Loss and loss adjustment expenses by $(0.4) million.
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
The Company's Global Reinsurance, Global A&H, U.S. Specialty, and Runoff & Other reportable segments each have managers who are responsible for the overall profitability of their respective segments and who are directly accountable to the Company's chief operating decision maker, the Chief Executive Officer ("CEO") of the Company. The CEO assesses segment operating performance, allocates capital, and makes resource allocation decisions based on Technical income (loss), Underwriting income (loss), and Underwriting profit (loss), including net service fee revenue.
Segment results are shown prior to corporate eliminations. Corporate eliminations are shown to reconcile to consolidated Technical profit (loss), consolidated Underwriting income (loss) and consolidated Underwriting income (loss), including net service fee revenue.
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
Unaudited

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

Contingency—Sirius Group underwrote a contingency insurance book primarily for event cancellation and non-appearance.  Additionally, coverage for probability based risks with prize redemption was also offered. The contingency insurance business was exited in 2018; however, Sirius Group continues to offer this class on a treaty reinsurance basis on a selective basis for a few key clients.

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

Surety underwrote commercial surety bonds, including non-construction contract bonds, in a broad range of business segments in the United States. In April 2020, the Company decided to exit the Surety business due to competitive market conditions in that business line and recent economic downturn which presented new risks and challenges for this line of business.

Workers' Compensation, is a state-mandated insurance program that provides medical, disability, survivor, burial, and rehabilitation benefits to employees who are injured or killed due to a work-related injury or illness.
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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following tables summarize the segment results for the three months ended June 30, 2020 and 2019:

	For the three months ended June 30, 2020
(Expressed in millions of U.S. dollars)	Global Reinsurance	Global A&H	U.S. Specialty	Runoff & Other	Corporate Eliminations	Total
Gross written premiums	$213.5	$83.7	$25.5	$(0.1)	$—	$322.6
Net written premiums	$220.5	$62.0	$23.8	$(0.3)	$—	$306.0
Net earned insurance and reinsurance premiums	$240.9	$113.2	$15.2	$0.5	$—	$369.8
Loss and allocated LAE(1)	(148.5)	(69.6)	(10.4)	0.5	—	(228.0)
Insurance and reinsurance acquisition expenses	(53.7)	(31.5)	(3.4)	0.3	10.2	(78.1)
Technical profit (loss)	38.7	12.1	1.4	1.3	10.2	63.7
Unallocated LAE(2)	(5.2)	(0.6)	(0.1)	(1.7)	(4.7)	(12.3)
Other underwriting expenses	(20.5)	(6.7)	(2.9)	(1.5)	(4.7)	(36.3)
Underwriting income (loss)	13.0	4.8	(1.6)	(1.9)	0.8	15.1
Service fee revenue(3)	—	23.1	—	—	(11.7)	11.4
Managing general underwriter unallocated LAE	—	(6.2)	—	—	6.2	—
Managing general underwriter other underwriting expenses	—	(4.7)	—	—	4.7	—
General and administrative expenses, MGU + Runoff & Other(4)	—	(11.0)	—	(1.4)	—	(12.4)
Underwriting income (loss), including net service fee income	13.0	6.0	(1.6)	(3.3)	—	14.1
Net investment income						14.8
Net realized investment gains						7.1
Net unrealized investment gains						8.7
Net foreign exchange (losses)						(16.1)
Other revenue(5)						(1.2)
General and administrative expenses(6)						(11.5)
Intangible asset amortization expenses						(4.0)
Interest expense on debt						(7.9)
Pre-tax income						$4.0
Underwriting Ratios(7)
Loss ratio	63.8%	62.0%	69.1%	NM	NM	65.0%
Acquisition expense ratio	22.3%	27.8%	22.4%	NM	NM	21.1%
Other underwriting expense ratio	8.5%	5.9%	19.1%	NM	NM	9.8%
Combined ratio(7)	94.6%	95.7%	110.6%	NM	NM	95.9%
Goodwill and intangible assets(8)	$—	$564.6	$—	$8.1	$—	$572.7
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
(7)Ratios considered not meaningful ("NM") to Runoff & Other and Corporate Eliminations.
(8)Sirius Group does not allocate its assets by segment, with the exception of goodwill and intangible assets.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

	For the three months ended June 30, 2019
(Expressed in millions of U.S. dollars)	Global Reinsurance	Global A&H	U.S. Specialty	Runoff & Other	Corporate Eliminations	Total
Gross written premiums	$317.1	$152.8	$16.0	$1.2	$—	$487.1
Net written premiums	$266.7	$120.6	$14.1	$0.3	$—	$401.7
Net earned insurance and reinsurance premiums	$244.9	$118.8	$6.7	$0.3	$—	$370.7
Loss and allocated LAE(1)	(188.5)	(71.8)	(4.1)	(2.4)	—	(266.8)
Insurance and reinsurance acquisition expenses	(50.0)	(36.0)	(1.8)	(1.8)	12.6	(77.0)
Technical profit (loss)	6.4	11.0	0.8	(3.9)	12.6	26.9
Unallocated LAE(2)	(4.7)	(2.0)	(0.1)	(0.2)	(4.2)	(11.2)
Other underwriting expenses	(21.6)	(5.9)	(2.1)	(1.1)	(4.8)	(35.5)
Underwriting income (loss)	(19.9)	3.1	(1.4)	(5.2)	3.6	(19.8)
Service fee revenue(3)	—	30.3	—	—	(13.7)	16.6
Managing general underwriter unallocated LAE	—	(5.3)	—	—	5.3	—
Managing general underwriter other underwriting expenses	—	(4.8)	—	—	4.8	—
General and administrative expenses, MGU + Runoff & Other(4)	—	(15.0)	—	(1.0)	—	(16.0)
Underwriting income (loss), including net service fee income	(19.9)	8.3	(1.4)	(6.2)	—	(19.2)
Net investment income						24.4
Net realized investment gains						15.6
Net unrealized investment gains						15.5
Net foreign exchange (losses)						(0.6)
Other revenue(5)						(1.2)
General and administrative expenses(6)						(12.2)
Intangible asset amortization expenses						(4.0)
Interest expense on debt						(8.0)
Pre-tax income						$10.3
Underwriting Ratios(7)
Loss ratio	78.9%	62.1%	62.7%	NM	NM	75.0%
Acquisition expense ratio	20.4%	30.3%	26.9%	NM	NM	20.8%
Other underwriting expense ratio	8.8%	5.0%	31.3%	NM	NM	9.6%
Combined ratio(7)	108.1%	97.4%	120.9%	NM	NM	105.4%
Goodwill and intangible assets(8)	$—	$580.2	$—	$8.1	$—	$588.3
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
(5)Other revenue is presented net of Service fee revenue and is comprised mainly of a change in contingent consideration (see Note 9) and gains (losses) from derivatives (see Note 12) (the sum of Service fee revenue and Other revenue is equal to Other revenue on the Consolidated Statements of (Loss) Income).
(6)General and administrative expenses are presented net of General and administrative expenses, MGU + Runoff & Other (the sum of General and administrative expenses, MGU + Runoff & Other and General and administrative expenses is equal to General and administrative expenses on the Consolidated Statements of (Loss) Income).
(7)Ratios considered not meaningful ("NM") to Runoff & Other and Corporate Eliminations.
(8)Sirius Group does not allocate its assets by segment, with the exception of goodwill and intangible assets.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following tables summarize the segment results for the six months ended June 30, 2020 and 2019:

	For the six months ended June 30, 2020
(Expressed in millions of U.S. dollars)	Global Reinsurance	Global A&H	U.S. Specialty	Runoff & Other	Corporate Eliminations	Total
Gross written premiums	$678.8	$345.8	$46.3	$69.3	$—	$1,140.2
Net written premiums	$565.9	$262.7	$39.0	$68.3	$—	$935.9
Net earned insurance and reinsurance premiums	$475.9	$231.1	$28.0	$69.5	$—	$804.5
Loss and allocated LAE(1)	(405.7)	(149.9)	(18.1)	(68.4)	—	(642.1)
Insurance and reinsurance acquisition expenses	(104.6)	(62.3)	(6.4)	(0.1)	20.6	(152.8)
Technical profit (loss)	(34.4)	18.9	3.5	1.0	20.6	9.6
Unallocated LAE(2)	(10.2)	(2.3)	(0.2)	(2.5)	(10.1)	(25.3)
Other underwriting expenses	(41.8)	(12.3)	(8.1)	(2.4)	(9.7)	(74.3)
Underwriting (loss) income	(86.4)	4.3	(4.8)	(3.9)	0.8	(90.0)
Service fee revenue(3)	—	59.0	—	—	(22.7)	36.3
Managing general underwriter unallocated LAE	—	(12.2)	—	—	12.2	—
Managing general underwriter other underwriting expenses	—	(9.7)	—	—	9.7	—
General and administrative expenses, MGU + Runoff & Other(4)	—	(25.2)	—	(2.9)	—	(28.1)
Underwriting (loss) income, including net service fee income	(86.4)	16.2	(4.8)	(6.8)	—	(81.8)
Net investment income						28.3
Net realized investment gains						27.4
Net unrealized investment (losses)						(35.1)
Net foreign exchange gains						2.4
Other revenue(5)						(21.8)
General and administrative expenses(6)						(27.9)
Intangible asset amortization expenses						(7.9)
Interest expense on debt						(15.7)
Pre-tax (loss) income						$(132.1)
Underwriting Ratios(7)
Loss ratio	87.4%	65.9%	65.4%	NM	NM	83.0%
Acquisition expense ratio	22.0%	27.0%	22.9%	NM	NM	19.0%
Other underwriting expense ratio	8.8%	5.3%	28.9%	NM	NM	9.2%
Combined ratio(7)	118.2%	98.2%	117.2%	NM	NM	111.2%
Goodwill and intangible assets(8)	$—	$564.6	$—	$8.1	$—	$572.7
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
(7)Ratios considered not meaningful ("NM") to Runoff & Other and Corporate Eliminations.
(8)Sirius Group does not allocate its assets by segment, with the exception of goodwill and intangible assets.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

	For the six months ended June 30, 2019
(Expressed in millions of U.S. dollars)	Global Reinsurance	Global A&H	U.S. Specialty	Runoff & Other	Corporate Eliminations	Total
Gross written premiums	$752.1	$322.1	$32.6	$2.6	$—	$1,109.4
Net written premiums	$602.6	$255.5	$27.7	$0.7	$—	$886.5
Net earned insurance and reinsurance premiums	$456.2	$214.9	$10.8	$0.7	$—	$682.6
Loss and allocated LAE(1)	(296.3)	(135.0)	(6.5)	(3.5)	—	(441.3)
Insurance and reinsurance acquisition expenses	(95.6)	(62.6)	(2.5)	(2.5)	22.9	(140.3)
Technical profit (loss)	64.3	17.3	1.8	(5.3)	22.9	101.0
Unallocated LAE(2)	(8.7)	(3.5)	(0.1)	(0.7)	(7.6)	(20.6)
Other underwriting expenses	(43.2)	(12.0)	(4.9)	(3.2)	(7.5)	(70.8)
Underwriting (loss) income	12.4	1.8	(3.2)	(9.2)	7.8	9.6
Service fee revenue(3)	—	66.6	—	—	(24.7)	41.9
Managing general underwriter unallocated LAE	—	(9.4)	—	—	9.4	—
Managing general underwriter other underwriting expenses	—	(7.5)	—	—	7.5	—
General and administrative expenses, MGU + Runoff & Other(4)	—	(31.2)	—	(1.8)	—	(33.0)
Underwriting (loss) income, including net service fee income	12.4	20.3	(3.2)	(11.0)	—	18.5
Net investment income						44.5
Net realized investment gains						24.6
Net unrealized investment (losses)						89.5
Net foreign exchange gains						4.5
Other revenue(5)						(6.9)
General and administrative expenses(6)						(19.6)
Intangible asset amortization expenses						(7.9)
Interest expense on debt						(15.6)
Pre-tax (loss) income						$131.6
Underwriting Ratios(7)
Loss ratio	66.9%	64.4%	61.1%	NM	NM	67.7%
Acquisition expense ratio	21.0%	29.1%	23.1%	NM	NM	20.6%
Other underwriting expense ratio	9.5%	5.6%	45.4%	NM	NM	10.4%
Combined ratio(7)	97.4%	99.1%	129.6%	NM	NM	98.7%
Goodwill and intangible assets(8)	$—	$580.2	$—	$8.1	$—	$588.3
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
(5)Other revenue is presented net of Service fee revenue and is comprised mainly of a change in contingent consideration (see Note 9) and gains (losses) from derivatives (see Note 12) (the sum of Service fee revenue and Other revenue is equal to Other revenue on the Consolidated Statements of (Loss) Income).
(6)General and administrative expenses are presented net of General and administrative expenses, MGU + Runoff & Other (the sum of General and administrative expenses, MGU + Runoff & Other and General and administrative expenses is equal to General and administrative expenses on the Consolidated Statements of (Loss) Income).
(7)Ratios considered not meaningful ("NM") to Runoff & Other and Corporate Eliminations.
(8)Sirius Group does not allocate its assets by segment, with the exception of goodwill and intangible assets.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following tables provide summary information regarding net premiums written by client location and underwriting location by reportable segment for the three months ended June 30, 2020 and 2019:

	For the three months ended June 30, 2020
(Expressed in millions of U.S. dollars)	Global Reinsurance	Global A&H	U.S. Specialty	Runoff & Other	Total
Total net written premiums by client location:
United States	$106.9	$50.7	$23.8	$(0.5)	$180.9
Europe	42.7	5.2	—	0.1	48.0
Canada, the Caribbean, Bermuda and Latin America	18.9	1.3	—	—	20.2
Asia and Other	52.0	4.8	—	0.1	56.9
Total net written premiums by client location for the three months ended June 30, 2020	$220.5	$62.0	$23.8	$(0.3)	$306.0
Total net written premiums by underwriting location:
United States	$83.2	$25.4	$23.8	$(0.4)	$132.0
Europe	83.2	36.5	—	—	119.7
Canada, the Caribbean, Bermuda and Latin America	36.6	—	—	—	36.6
Asia and Other	17.5	0.1	—	0.1	17.7
Total net written premiums by underwriting location for the three months ended June 30, 2020	$220.5	$62.0	$23.8	$(0.3)	$306.0

	For the three months ended June 30, 2019
(Expressed in millions of U.S. dollars)	Global Reinsurance	Global A&H	U.S. Specialty	Runoff & Other	Total
Total net written premiums by client location:
United States	$152.7	$102.5	$14.1	$0.2	$269.5
Europe	28.5	5.1	—	—	33.6
Canada, the Caribbean, Bermuda and Latin America	16.7	2.0	—	—	18.7
Asia and Other	68.8	11.0	—	0.1	79.9
Total net written premiums by client location for the three months ended June 30, 2019	$266.7	$120.6	$14.1	$0.3	$401.7
Total net written premiums by underwriting location:
United States	$104.9	$62.1	$14.1	$0.2	$181.3
Europe	102.6	58.4	—	—	161.0
Canada, the Caribbean, Bermuda and Latin America	40.7	—	—	—	40.7
Asia and Other	18.5	0.1	—	0.1	18.7
Total net written premiums by underwriting location for the three months ended June 30, 2019	$266.7	$120.6	$14.1	$0.3	$401.7

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following tables provide summary information regarding net premiums written by client location and underwriting location by reportable segment for the six months ended June 30, 2020 and 2019:

	For the six months ended June 30, 2020
(Expressed in millions of U.S. dollars)	Global Reinsurance	Global A&H	U.S. Specialty	Runoff & Other	Total
Total net written premiums by client location:
United States	$211.2	$231.4	$39.0	$67.6	$549.2
Europe	215.5	12.4	—	0.4	228.3
Canada, the Caribbean, Bermuda and Latin America	48.3	7.8	—	—	56.1
Asia and Other	90.9	11.1	—	0.3	102.3
Total net written premiums by client location for the six months ended June 30, 2020	$565.9	$262.7	$39.0	$68.3	$935.9
Total net written premiums by underwriting location:
United States	$155.8	$156.6	$39.0	$67.6	$419.0
Europe	291.4	106.0	—	0.4	397.8
Canada, the Caribbean, Bermuda and Latin America	84.7	—	—	—	84.7
Asia and Other	34.0	0.1	—	0.3	34.4
Total net written premiums by underwriting location for the six months ended June 30, 2020	$565.9	$262.7	$39.0	$68.3	$935.9

	For the six months ended June 30, 2019
(Expressed in millions of U.S. dollars)	Global Reinsurance	Global A&H	U.S. Specialty	Runoff & Other	Total
Total net written premiums by client location:
United States	$269.3	$213.6	$27.7	$0.4	$511.0
Europe	178.0	13.1	—	0.1	191.2
Canada, the Caribbean, Bermuda and Latin America	45.7	7.0	—	—	52.7
Asia and Other	109.6	21.8	—	0.2	131.6
Total net written premiums by client location for the six months ended June 30, 2019	$602.6	$255.5	$27.7	$0.7	$886.5
Total net written premiums by underwriting location:
United States	$180.6	$133.1	$27.7	$0.4	$341.8
Europe	309.6	122.0	—	0.1	431.7
Canada, the Caribbean, Bermuda and Latin America	76.6	—	—	—	76.6
Asia and Other	35.8	0.4	—	0.2	36.4
Total net written premiums by underwriting location for the six months ended June 30, 2019	$602.6	$255.5	$27.7	$0.7	$886.5

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Note 5. Reserves for unpaid losses and loss adjustment expenses
The following table summarizes the loss and LAE reserve activities of Sirius Group for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
(Millions)	2020	2019	2020	2019
Gross beginning balance	$2,519.6	$1,976.3	$2,331.5	$2,016.7
Less beginning reinsurance recoverable on unpaid losses	(444.2)	(349.3)	(410.3)	(350.2)
Net loss and LAE reserve balance	2,075.4	1,627.0	1,921.2	1,666.5
Losses and LAE incurred relating to:
Current year losses	239.1	214.1	662.0	381.4
Prior years losses	1.2	63.9	5.4	80.5
Total net incurred losses and LAE	240.3	278.0	667.4	461.9
Foreign currency translation adjustment to net loss and LAE reserves	13.2	3.4	(8.6)	—
Accretion of fair value adjustment to net loss and LAE reserves	—	0.1	—	0.1
Loss and LAE paid relating to:
Current year losses	24.5	120.9	67.6	157.1
Prior years losses	231.5	121.7	439.5	305.5
Total loss and LAE payments	256.0	242.6	507.1	462.6
Net ending balance	2,072.9	1,665.9	2,072.9	1,665.9
Plus ending reinsurance recoverable on unpaid losses	442.2	357.4	442.2	357.4
Gross ending balance	$2,515.1	$2,023.3	$2,515.1	$2,023.3
Loss and LAE development - Three Months Ended June 30, 2020
For the three months ended June 30, 2020, Sirius Group had net unfavorable loss reserve development of $1.2 million. Increases in loss reserve estimates for Global Reinsurance ($4.5 million) were partially offset by favorable loss reserve development in Global A&H ($3.3 million). Within Global Reinsurance, unfavorable loss reserve development in Other Property ($8.2 million) and Casualty Reinsurance ($4.8 million) was partially offset by favorable loss reserve development in Property Catastrophe Excess Reinsurance ($7.6 million). The reduction in Property Catastrophe Excess Reinsurance was due to reductions in reserve estimates for prior year catastrophe events, mainly Typhoon Faxai and Typhoon Hagibis.
Loss and LAE development - Three Months Ended June 30, 2019
For the three months ended June 30, 2019, Sirius Group had net unfavorable loss reserve development of $63.9 million. Increases in loss reserve estimates were recorded in Global Reinsurance ($61.6 million) and Runoff & Other ($3.0 million).The unfavorable loss reserve development in Global Reinsurance was primarily attributable to higher prior year catastrophe events, including $46.4 million from Typhoon Jebi.
Loss and LAE development - Six Months Ended June 30, 2020
For the six months ended June 30, 2020, Sirius Group had net unfavorable loss reserve development of $5.4 million. Increases in loss reserve estimates for Global Reinsurance ($13.6 million) were partially offset by favorable loss reserve development in Global A&H ($7.5 million). Within Global Reinsurance, net unfavorable loss reserve development was recorded primarily in Aviation & Space ($8.8 million) and Casualty Reinsurance ($5.6 million). The unfavorable loss reserve development in Aviation & Space was mainly from a loss on the Lion Air crash.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Loss and LAE development - Six Months Ended June 30, 2019
For the six months ended June 30, 2019, Sirius Group had net unfavorable loss reserve development of $80.5 million. Increases in loss reserve estimates were recorded in Global Reinsurance ($71.8 million), Global A&H ($4.5 million) and Runoff & Other ($4.2 million). The unfavorable loss reserve development in Global Reinsurance was primarily attributable to higher prior year catastrophe events, including $46.4 million from Typhoon Jebi, $7.3 million from Hurricane Florence, $7.2 million from Hurricane Irma, and $6.3 million from Hurricane Michael.
Note 6. Third party reinsurance
In the normal course of business, Sirius Group seeks to protect its businesses from losses due to concentration of risk and losses arising from catastrophic events by reinsuring with third-party reinsurers. Sirius Group remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.
At June 30, 2020, Sirius Group had Reinsurance recoverable on paid losses of $106.1 million and Reinsurance recoverable on unpaid losses of $442.2 million. At December 31, 2019, Sirius Group had Reinsurance recoverable on paid losses of $73.9 million and Reinsurance recoverable on unpaid losses of $410.3 million. Because retrocessional reinsurance contracts do not relieve Sirius Group of its obligation to its insureds, the collectability of balances due from Sirius Group's reinsurers is important to its financial strength. Sirius Group monitors the financial strength and ratings of retrocessionaires on an ongoing basis. Uncollectible amounts historically have not been significant. (See Note 7.)

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
As of June 30, 2020, Sirius Group's allowance for expected credit losses is as follows:

(in millions)	Gross Assets in Scope	Allowance for Expected Credit Losses
Premiums receivable & Funds held by ceding companies	$1,126.4	$10.6
Reinsurance recoverable on unpaid and paid loss	548.3	3.9
MGU Trade receivables(1)	22.8	0.4
Total as of June 30, 2020	$1,697.5	$14.9
(1) Included as part of Other assets on the Consolidated Balance Sheet
Sirius Group recorded no changes to the allowance for expected credit losses during three and six months ended June 30, 2020.
Sirius Group monitors counterparty credit ratings and macroeconomic conditions, and considers the most current A.M. Best and S&P credit ratings to determine the allowance each quarter. Of the total gross assets in scope as of June 30, 2020, approximately 63% were balances with counterparties rated by either A.M. Best or S&P. Of the total rated, 76% were rated A- or better.

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
Net investment income for the three and six months ended June 30, 2020 and 2019 consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
(Millions)	2020	2019	2020	2019
Fixed maturity investments	$11.1	$13.1	$21.4	$27.2
Short-term investments	1.3	4.8	4.6	7.9
Equity securities	2.1	7.1	4.7	9.8
Other long-term investments	3.1	3.2	3.3	7.1
Total investment income	17.6	28.2	34.0	52.0
Investment expenses	(2.8)	(3.8)	(5.7)	(7.5)
Net investment income	$14.8	$24.4	$28.3	$44.5
Net Realized and Unrealized Investment Gains (Losses)
Net realized and unrealized investment gains (losses) for the three and six months ended June 30, 2020 and 2019 consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
(Millions)	2020	2019	2020	2019
Gross realized gains	$57.4	$26.9	$99.4	$41.0
Gross realized (losses)	(50.3)	(11.3)	(72.0)	(16.4)
Net realized gains on investments(1)(2)	7.1	15.6	27.4	24.6
Net unrealized gains (losses) on investments(3)(4)	8.7	15.5	(35.1)	89.5
Net realized and unrealized gains (losses) on investments	$15.8	$31.1	$(7.7)	$114.1
(1)Includes $5.4 and $9.7 of realized gains due to foreign currency for the three months ended June 30, 2020 and 2019, respectively.
(2)Includes $16.5 and $20.5 of realized gains due to foreign currency for the six months ended June 30, 2020 and 2019, respectively.
(3)Includes $(65.7) and $(7.2) of unrealized gains (losses) due to foreign currency for the three months ended June 30, 2020 and 2019, respectively.
(4)Includes $(13.1) and $17.8 of unrealized gains (losses) due to foreign currency for the six months ended June 30, 2020 and 2019, respectively.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Net realized investment gains
Net realized investment gains for the three and six months ended June 30, 2020 and 2019 consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
(Millions)	2020	2019	2020	2019
Fixed maturity investments	$9.9	$8.1	$17.7	$14.9
Equity securities	(6.5)	(1.2)	(6.0)	(1.8)
Short-term investments	1.0	3.1	3.8	3.2
Derivative instruments	0.2	(0.2)	8.5	(0.8)
Other long-term investments	2.5	5.8	3.4	9.1
Net realized investment gains	$7.1	$15.6	$27.4	$24.6
Net unrealized investment gains (losses)
Net unrealized investment gains (losses) for the three and six months ended June 30, 2020 and 2019 consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
(Millions)	2020	2019	2020	2019
Fixed maturity investments	$(3.7)	$11.0	$3.2	$40.7
Equity securities	16.9	13.3	(52.2)	38.4
Short-term investments	(15.8)	(0.9)	(0.1)	1.8
Derivative instruments	2.1	(0.1)	2.2	(0.7)
Other long-term investments	9.2	(7.8)	11.8	9.3
Net unrealized investment gains (losses)	$8.7	$15.5	$(35.1)	$89.5
The following table summarizes the amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 investments for the three and six months ended June 30, 2020 and 2019:

	For the three months ended June 30,		For the six months ended June 30,
(Millions)	2020	2019	2020	2019
Fixed maturity investments	$—	$—	$0.3	$—
Other long-term investments	(4.2)	—	(5.1)	8.8
Total unrealized investment (losses) gains – Level 3 investments	$(4.2)	$—	$(4.8)	$8.8

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Investment Holdings
Fixed maturity investments
The cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and fair value of Sirius Group's fixed maturity investments as of June 30, 2020 and December 31, 2019, were as follows:

	June 30, 2020
(Millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized (losses)	Net foreign currency gains (losses)	Fair value
Corporate debt securities	$468.2	$9.8	$(0.8)	$6.5	$483.7
Asset-backed securities	737.4	5.2	(18.5)	(0.9)	723.2
Residential mortgage-backed securities	403.6	22.3	(0.8)	3.1	428.2
U.S. government and government agency	105.5	1.2	(0.1)	(2.1)	104.5
Commercial mortgage-backed securities	96.2	2.5	(2.3)	0.1	96.5
Non-U.S. government and government agency	50.4	0.3	(0.2)	(0.4)	50.1
Preferred stocks	14.8	2.3	(0.3)	—	16.8
U.S. States, municipalities and political subdivision	1.6	0.1	—	—	1.7
Total fixed maturity investments	$1,877.7	$43.7	$(23.0)	$6.3	$1,904.7

	December 31, 2019
(Millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized (losses)	Net foreign currency gains (losses)	Fair value
Corporate debt securities	$458.6	$5.2	$(1.2)	$11.5	$474.1
Asset-backed securities	489.4	1.4	(3.9)	(0.1)	486.8
Residential mortgage-backed securities	426.2	10.5	(1.4)	3.6	438.9
U.S. government and government agency	111.5	0.7	(0.4)	(1.3)	110.5
Commercial mortgage-backed securities	88.5	0.9	(0.6)	0.2	89.0
Non-U.S. government and government agency	63.7	—	(0.7)	—	63.0
Preferred stocks	17.0	—	—	—	17.0
U.S. States, municipalities and political subdivision	1.7	—	—	—	1.7
Total fixed maturity investments	$1,656.6	$18.7	$(8.2)	$13.9	$1,681.0
The weighted average duration of Sirius Group's fixed income portfolio as of June 30, 2020 was approximately 1 year, including short-term investments, and approximately 1.5 years excluding short-term investments.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The cost or amortized cost and fair value of Sirius Group's fixed maturity investments as of June 30, 2020 and December 31, 2019 are presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	June 30, 2020		December 31, 2019
(Millions)	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value
Due in one year or less	$127.3	$131.4	$85.0	$88.4
Due after one year through five years	446.3	456.2	479.1	490.3
Due after five years through ten years	43.9	44.3	46.3	46.0
Due after ten years	8.2	8.1	25.1	24.6
Mortgage-backed and asset-backed securities	1,237.2	1,247.9	1,004.1	1,014.7
Preferred stocks	14.8	16.8	17.0	17.0
Total	$1,877.7	$1,904.7	$1,656.6	$1,681.0
The following table summarizes the ratings and fair value of fixed maturity investments held in Sirius Group's investment portfolio as of June 30, 2020 and December 31, 2019:

(Millions)	June 30, 2020	December 31, 2019
AAA	$785.6	$559.8
AA	716.8	724.3
A	217.4	219.0
BBB	102.5	95.8
Other	82.4	82.1
Total fixed maturity investments(1)	$1,904.7	$1,681.0
(1)Credit ratings are assigned based on the following hierarchy: 1) Standard & Poor's ("S&P") and 2) Moody's Investors Service ("Moody's").
At June 30, 2020, the above totals included $41.2 million of sub-prime securities. Of this total, $21.8 million was rated AAA, $16.1 million rated AA, $3.2 million rated A and $0.1 million classified as Other. At December 31, 2019, the above totals included $43.3 million of sub-prime securities. Of this total, $21.7 million was rated AAA, $18.4 million rated AA, $3.1 million rated A and $0.1 million classified as Other.
Equity securities and Other long-term investments
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains, and fair values of Sirius Group's equity securities and other long-term investments as of June 30, 2020 and December 31, 2019, were as follows:

	June 30, 2020
(Millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized (losses)	Net foreign currency gains	Fair value
Equity securities	$178.1	$40.1	$(69.1)	$0.8	$149.9
Other long-term investments	$324.7	$61.3	$(28.8)	$10.9	$368.1

	December 31, 2019
(Millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized (losses)	Net foreign currency gains	Fair value
Equity securities	$379.2	$55.6	$(37.3)	$7.7	$405.2
Other long-term investments	$315.4	$49.9	$(29.3)	$10.8	$346.8

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Equity securities at fair value consisted of the following as of June 30, 2020 and December 31, 2019:

(Millions)	June 30, 2020	December 31, 2019
Fixed income mutual funds	$1.7	$175.3
Common stocks	161.5	228.1
Other equity securities(1)	(13.3)	1.8
Total Equity securities	$149.9	$405.2
(1)Sirius Group engaged in short selling of certain equity securities for which settlement was pending as of June 30, 2020.

Other long-term investments at fair value consisted of the following as of June 30, 2020 and December 31, 2019:

(Millions)	June 30, 2020	December 31, 2019
Hedge funds and private equity funds	$289.9	$269.0
Limited liability companies and private equity securities	78.2	77.8
Total other long-term investments	$368.1	$346.8
Hedge Funds and Private Equity Funds
Sirius Group holds investments in hedge funds and private equity funds, which are included in Other long-term investments. The fair value of these investments has been estimated using the net asset value of the funds. As of June 30, 2020, Sirius Group held investments in 9 hedge funds and 33 private equity funds. The largest investment in a single fund was $64.2 million as of June 30, 2020 and $51.6 million as of December 31, 2019.
The following table summarizes investments in hedge funds and private equity interests by investment objective and sector as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
(Millions)	Fair value	Unfunded commitments	Fair value	Unfunded commitments
Hedge funds:
Long/short multi-sector	$51.0	$—	$53.0	$—
Distressed mortgage credit	64.2	—	51.6	—
Private credit	21.8	—	21.5	—
Other	1.1	—	1.4	—
Total hedge funds	138.1	—	127.5	—
Private equity funds:
Energy infrastructure & services	54.1	32.8	53.6	34.6
Multi-sector	16.2	7.8	8.7	7.8
Healthcare	28.4	6.3	25.9	10.4
Life settlement	22.8	—	23.9	—
Manufacturing/Industrial	27.2	—	27.6	3.9
Private equity secondaries	0.6	0.8	0.6	0.8
Other	2.5	1.7	1.2	2.6
Total private equity funds	151.8	49.4	141.5	60.1
Total hedge and private equity funds included in Other long-term investments	$289.9	$49.4	$269.0	$60.1

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
The following summarizes the June 30, 2020 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Redemption Frequency (Millions)	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Monthly	$—	$28.8	$—	$—	$28.8
Quarterly	0.6	22.2	64.2	—	87.0
Semi-annual	—	0.2	—	—	0.2
Annual	—	—	0.2	21.9	22.1
Total	$0.6	$51.2	$64.4	$21.9	$138.1
Certain of the hedge fund and private equity fund investments in which Sirius Group is invested are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund's underlying investments are liquidated. As of June 30, 2020, no distributions were outstanding from these investments.
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
As of June 30, 2020, investments in private equity funds were subject to lock-up periods as follows:

(Millions)	1 - 3 years	3 – 5 years	5 – 10 years	Total
Private Equity Funds – expected lock up period remaining	$54.6	$1.8	$95.4	$151.8
Investments Held on Deposit or as Collateral
As of June 30, 2020 and December 31, 2019 investments of $1,037.4 million and $1,309.5 million, respectively, were held in trusts required to be maintained in relation to various reinsurance agreements. Sirius Group's reinsurance operations are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits that are included within total investments totaled $1,057.2 million and $1,315.5 million as of June 30, 2020 and December 31, 2019, respectively.
As of June 30, 2020, Sirius Group held $0.2 million of collateral in the form of short-term investments associated with Interest Rate Cap agreements. (See Note 12.)
Unsettled investment purchases and sales
As of June 30, 2020 and December 31, 2019 Sirius Group reported $11.3 million and $2.3 million, respectively, in Accounts payable on unsettled investment purchases.
As of June 30, 2020 and December 31, 2019, Sirius Group reported $34.4 million and $6.7 million, respectively, in Accounts receivable on unsettled investment sales.

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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Fair Value Measurements by Level
The following tables summarize Sirius Group's financial assets and liabilities measured at fair value as of June 30, 2020 and December 31, 2019 by level:

	June 30, 2020
(Millions)	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets measured at fair value
Fixed maturity investments:
U.S. Government and government agency	$104.5	$103.5	$1.0	$—
Corporate debt securities	483.7	—	483.7	—
Residential mortgage-backed securities	428.2	—	428.2	—
Asset-backed securities	723.2	—	723.2	—
Commercial mortgage-backed securities	96.5	—	96.5	—
Non-U.S. government and government agency	50.1	28.5	21.6	—
Preferred stocks	16.8	—	14.2	2.6
U.S. States, municipalities, and political subdivision	1.7	—	1.7	—
Total fixed maturity investments	1,904.7	132.0	1,770.1	2.6
Equity securities:
Fixed income mutual funds	1.7	1.7	—	—
Common stocks	161.5	161.5	—	—
Other equity securities(1)	(13.3)	(16.3)	3.0	—
Total equity securities	149.9	146.9	3.0	—
Short-term investments(2)	1,048.1	1,000.2	47.9	—
Other long-term investments(3)	78.2	—	—	78.2
Total investments	$3,180.9	$1,279.1	$1,821.0	$80.8
Loan participation	27.3	—	—	27.3
Derivative instruments	7.0	4.5	—	2.5
Total assets measured at fair value	$3,215.2	$1,283.6	$1,821.0	$110.6
Liabilities measured at fair value
Contingent consideration liabilities	$22.9	$—	$—	$22.9
Derivative instruments	1.4	0.4	—	1.0
Total liabilities measured at fair value	$24.3	$0.4	$—	$23.9
(1)Sirius Group engaged in short selling of certain equity securities for which settlement was pending as of June 30, 2020.
(2)Balance includes $9.2 classified as held-for-sale as of June 30, 2020.
(3)Excludes fair value of $289.9 associated with hedge funds and private equity funds which fair value is measured using NAV practical expedient.

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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Rollforward of Level 3 fair value measurements
The following tables present changes in Level 3 for financial instruments measured at fair value for the three months ended June 30, 2020 and June 30, 2019:

	For the three months ended June 30, 2020
(Millions)	Fixed Maturities	Other long-term investments(1)	Loan Participation	Derivative instruments assets & (liabilities)	Contingent consideration (liabilities)
Balance as of March 31, 2020	$2.6	$75.9	$19.9	$(8.9)	$(28.3)
Total realized and unrealized gains (losses)	—	(4.2)	—	(5.7)	(0.1)
Foreign currency gains (losses) through Other Comprehensive Income	—	1.0	—	—	—
Purchases	—	5.5	7.4	—	—
Sales/Settlements	—	—	—	16.1	5.5
Balance as of June 30, 2020	$2.6	$78.2	$27.3	$1.5	$(22.9)
(1)Excludes fair value of $289.9 associated with hedge funds and private equity funds which fair value is measured using NAV practical expedient.

	For the three months ended June 30, 2019
(Millions)	Fixed Maturities	Other long-term investments(1)	Loan Participation	Derivative instruments assets & (liabilities)	Contingent consideration (liabilities)
Balance as of March 31, 2019	$—	$88.0	$—	$(4.8)	$(28.8)
Total realized and unrealized gains (losses)	—	—	—	(0.6)	(2.0)
Foreign currency gains (losses) through Other Comprehensive Income	—	—	—	—	—
Purchases	—	—	—	—	—
Sales/Settlements	—	—	—	1.8	—
Balance as of June 30, 2019	$—	$88.0	$—	$(3.6)	$(30.8)
(1)Excludes fair value of $291.9 associated with hedge funds and private equity funds which fair value is measured using NAV practical expedient.
The following tables present changes in Level 3 for financial instruments measured at fair value for the six months ended June 30, 2020 and June 30, 2019:

	For the six months ended June 30, 2020
(Millions)	Fixed Maturities	Other long-term investments(1)	Loan Participation	Derivative instruments assets & (liabilities)	Contingent consideration (liabilities)
Balance as of January 1, 2020	$17.0	$77.8	$20.0	$0.8	$(28.2)
Total realized and unrealized gains (losses)	2.6	(5.1)	—	(19.0)	(0.2)
Foreign currency gains (losses) through Other Comprehensive Income	—	—	—	—	—
Purchases	—	5.5	7.4	—	—
Sales/Settlements	(17.0)	—	(0.1)	19.7	5.5
Balance as of June 30, 2020	$2.6	$78.2	$27.3	$1.5	$(22.9)
(1)Excludes fair value of $289.9 associated with hedge funds and private equity funds which fair value is measured using NAV practical expedient.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

	For the six months ended June 30, 2019
(Millions)	Fixed Maturities	Other long-term investments(1)	Loan Participation	Derivative instruments assets & (liabilities)	Contingent consideration (liabilities)
Balance as of January 1, 2019	$5.4	$63.6	$—	$(0.5)	$(28.8)
Total realized and unrealized gains (losses)	—	9.3	—	(5.8)	(2.0)
Foreign currency gains (losses) through Other Comprehensive Income	—	(0.7)	—	—	—
Purchases	—	15.8	—	—	—
Sales/Settlements	(5.4)	—	—	2.7	—
Balance as of June 30, 2019	$—	$88.0	$—	$(3.6)	$(30.8)
(1)Excludes fair value of $291.9 associated with hedge funds and private equity funds which fair value is measured using NAV practical expedient.
Fair value measurements – transfers between levels
There were no transfers between Level 3 and Level 2 measurements during the three and six months ended June 30, 2020 and 2019, respectively.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Significant Unobservable Inputs
The table below presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments as of June 30, 2020 and December 31, 2019, and includes only those instruments for which information about the inputs is reasonably available to Sirius Group, such as data from independent third-party valuation service providers and from internal valuation models.

(Millions, except share prices)	June 30, 2020
Description	Valuation Technique(s)	Fair value	Unobservable input
Private equity securities(1)	Share price of recent transaction	$32.5	Purchase share price	40.63
Loan participation(1)	Purchase price of recent transaction	$19.9	Comparable yields	Range - 4.46% - 7.82% Median - 5.58%
Preferred stock(1)	Share price of recent transaction	$19.9	Purchase price	7.74
Private equity securities(1)	Multiple of GAAP book value	$13.2	Book value multiple	Range - 0.73x-0.91x Median - 0.82x
Loan participation(1)	Purchase price of recent transaction	$7.4	Purchase price	$7.4
Private debt instrument(1)	Discounted cash flow	$6.2	Discount yield	Range - 11.87% - 12.32% Median - 12.08%
Private equity securities(1)	Purchase price of recent transaction	$4.7	Purchase price	7.74
Preferred stock(1)	Purchase price of recent transaction	$1.9	Purchase price	$1.9
Private convertible debt instrument(1)	Unit price of recent transaction	$1.4	Purchase price	7.74
Currency swaps(2)	Third party appraisal	$1.2	Broker quote	$1.2
Currency forwards(2)	Third party appraisal	$0.7	Broker quote	$0.7
Preferred stock(1)	Purchase price of recent transaction	$0.7	Purchase price	$0.7
Equity warrants(2)	Option pricing model	$0.6	Strike price	$0.2
Private equity securities(1)	Purchase price of recent transaction	$0.3	Purchase price	$0.3
Weather derivatives(2)	Third party appraisal	$(1.0)	Broker quote	$(1.0)
Contingent consideration	External valuation model	$(22.9)	Discounted future payments	$(22.9)
(1)As of June 30, 2020, each asset type consists of one security.
(2)See Note 12 for discussion of derivative instruments.

(Millions, except share prices)	December 31, 2019
Description	Valuation Technique(s)	Fair value	Unobservable input
Private equity securities(1)	Share price of recent transaction	$32.5	Purchase share price	$40.6
Loan participation(1)	Purchase price of recent transaction	$20.0	Purchase price	20.0
Preferred stock(1)	Share price of recent transaction	$17.5	Purchase price	$7.74
Private equity securities(1)	Multiple of GAAP book value	$14.2	Book value multiple	0.9
Preferred stock(1)	Purchase price of recent transaction	$12.2	Purchase price	$12.2
Private debt instrument(1)	Purchase price of recent transaction	$7.2	Purchase price	$9.0
Weather derivatives(2)	Third party appraisal	$7.0	Broker quote	$7.0
Private equity securities(1)	Purchase price of recent transaction	$5.1	Purchase price	$7.74
Preferred stock(1)	Purchase price of recent transaction	$4.8	Purchase price	$4.80
Currency forwards(2)	Third party appraisal	$2.7	Broker quote	$2.7
Private equity securities(1)	Purchase price of recent transaction	$1.0	Purchase price	$10.0
Equity warrants(2)	Option pricing model	$0.4	Strike price	$0.2
Private equity securities(1)	Purchase price of recent transaction	$0.3	Purchase price	$0.3
Currency swaps(2)	Third party appraisal	$(3.6)	Broker quote	$(3.6)
Currency forwards(2)	Third party appraisal	$(5.7)	Broker quote	$(5.7)
Contingent consideration	External valuation model	$(28.2)	Discounted future payments	$(28.2)
(1)As of December 31, 2019, each asset type consists of one security.
(2)See Note 12 for discussion of derivative instruments.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Financial instruments disclosed, but not carried at fair value
Sirius Group uses various financial instruments in the normal course of its business. The carrying values of Cash, Accrued investment income, certain other assets, Accounts payable on unsettled investment purchases, certain other liabilities, and other financial instruments not included in the table below approximated their fair values at June 30, 2020 and December 31, 2019, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 3. The following table includes financial instruments for which the carrying value differs from the estimated fair values at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
(Millions)	Fair Value(1)	Carrying Value	Fair Value(1)	Carrying Value
Liabilities, Mezzanine equity, and Non-controlling interest:
2017 SEK Subordinated Notes	$268.7	$290.5	$294.5	$291.2
2016 SIG Senior Notes	$367.4	$394.4	$394.5	$394.0
Series B preference shares	$179.5	$206.2	$186.4	$223.0
(1)Fair value estimated by internal pricing and considered a Level 3 measurement.
Note 10. Debt and standby letters of credit facilities
Sirius Group's debt outstanding as of June 30, 2020 and December 31, 2019 consisted of the following:

(Millions)	June 30, 2020	Effective Rate(1)	December 31, 2019	Effective Rate(1)
2017 SEK Subordinated Notes, at face value	$294.2	4.4%	$295.0	4.0%
Unamortized issuance costs	(3.7)		(3.8)
2017 SEK Subordinated Notes, carrying value	290.5		291.2
2016 SIG Senior Notes, at face value	400.0	4.7%	400.0	4.7%
Unamortized discount	(2.2)		(2.3)
Unamortized issuance costs	(3.4)		(3.7)
2016 SIG Senior Notes, carrying value	394.4		394.0
Total debt	$684.9		$685.2
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
Sirius Group incurred $4.6 million in expenses related to the issuance of the 2017 SEK Subordinated Notes (including SEK 27.5 million, or $3.5 million, in underwriting fees), which have been deferred and are being recognized into interest expense over the life of the 2017 SEK Subordinated Notes. For the three months ended June 30, 2020 and 2019, Sirius Group recognized $(19.8) million and $0.3 million, respectively, of foreign currency exchange (losses) gains on the remeasurement of the 2017 SEK Subordinated Notes into USD from SEK. For the six months ended June 30, 2020 and 2019, Sirius Group recognized $0.8 million and $11.3 million, respectively, of foreign currency exchange gains on the remeasurement of the 2017 SEK Subordinated Notes into USD from SEK.
Taking into effect the amortization of all underwriting and issuance expenses, and applicable STIBOR, the 2017 SEK Subordinated Notes yielded an effective rate of approximately 4.4% and 4.1% annualized for the three months ended June 30, 2020 and 2019, respectively. The effective rate for the six months ended June 30, 2020 and 2019 were 4.3% and 3.9% annualized, respectively. Sirius Group recorded $3.1 million and $3.2 million of interest expense, inclusive of amortization of issuance costs on the 2017 SEK Subordinated Notes for the three months ended June 30, 2020 and 2019, respectively. Sirius Group recorded $6.1 million and $6.0 million of interest expense, inclusive of amortization of issuance costs on the 2017 SEK Subordinated Notes for the six months ended June 30, 2020 and 2019, respectively.
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
Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the 2016 SIG Senior Notes yield an effective rate of approximately 4.7% per annum. Sirius Group recorded $4.8 million, inclusive of amortization of issuance costs on the 2016 SIG Senior Notes, for both three month periods ended June 30, 2020 and 2019. Sirius Group recorded $9.6 million, inclusive of amortization of issuance costs on the 2016 SIG Senior Notes, for both six month periods ended June 30, 2020 and 2019.
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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Sirius International has other secured letter of credit and trust arrangements with various financial institutions to support its insurance operations. As of June 30, 2020 and December 31, 2019, these secured letter of credit and trust arrangements were collateralized by pledged assets and assets in trust of SEK 3.5 billion and SEK 3.4 billion, respectively, or $369.1 million and $363.3 million, respectively (based on the June 30, 2020 and December 31, 2019 SEK to USD exchange rates). As of June 30, 2020 and December 31, 2019, Sirius America Insurance Company's trust arrangements were collateralized by pledged assets and assets in trust of $47.6 million and $57.7 million, respectively. As of June 30, 2020 and December 31, 2019, Sirius Bermuda's letters of credit and trust arrangements were collateralized by pledged assets and assets in trust of $518.1 million and $784.0 million, respectively.
Revolving Credit Facility
In February 2018, Sirius Group, through its indirectly wholly-owned subsidiary Sirius International Group, Ltd. entered into a three-year, $300 million senior unsecured revolving credit facility (the "Facility"). The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements and retrocessional agreements. The Facility is subject to various affirmative, negative and financial covenants that Sirius Group considers to be customary for such borrowings, including certain minimum net worth, maximum debt to capitalization, financial strength rating standards, and change in control provisions. As of June 30, 2020, there were no outstanding borrowings under the Facility.
Debt and Standby Letter of Credit Facility Covenants
As of June 30, 2020, Sirius Group was in compliance with all of the covenants under the 2017 SEK Subordinated Notes, the 2016 SIG Senior Notes, the Nordea Bank Finland Abp, London Branch facility, and the DNB Bank ASA, Sweden Branch facility. In addition, as of June 30, 2020, Sirius Group was in compliance with all of the covenants under the Facility.
Interest
Total interest expense incurred by Sirius Group for its indebtedness for the three months ended June 30, 2020 and 2019 was $7.9 million and $8.0 million, respectively. Total interest expense incurred by Sirius Group for its indebtedness for the six months ended June 30, 2020 and 2019 was $15.7 million and $15.6 million, respectively. Total interest paid by Sirius Group for its indebtedness for the three months ended June 30, 2020 and 2019 was $12.4 million and $12.2 million, respectively. Total interest paid by Sirius Group for its indebtedness for the six months ended June 30, 2020 and 2019 was $15.2 million and $14.9 million, respectively.
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
For the three-month period ended June 30, 2020, Sirius Group reported an income tax expense (benefit) of $11.2 million on pre-tax income (loss) of $4.0 million. The difference between the effective tax rate on income from continuing operations and the Swedish statutory tax rate of 21.4% (the rate at which the majority of Sirius Group's worldwide operations are taxed) is primarily attributable to the exclusion of jurisdictions in the calculation of the annual estimated effective tax rate if their inclusion would not provide a reliable estimate of such rate (more specifically, if small changes in the estimated annual income recognized in a jurisdiction would result in significant changes in the annual estimated effective tax rate).
For the six-month period ended June 30, 2020, Sirius Group reported an income tax expense (benefit) of $(3.6) million on pre-tax income (loss) of $(132.1) million. The difference between the effective tax rate for the six months ended June 30, 2020 and the Swedish statutory rate of 21.4% was primarily attributable to valuation allowance recorded against certain deferred tax assets, the exclusion of jurisdictions with pretax losses for which no tax benefit can be recognized, and the exclusion of jurisdictions if their inclusion would not provide a reliable estimate of such rate.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

For the three-month period ended June 30, 2019, Sirius Group reported an income tax expense (benefit) of $2.1 million on pre-tax income (loss) of $10.3 million. The effective tax rate on income from continuing operations did not materially differ from the statutory tax rate of 21.4%.
For the six-month period ended June 30, 2019, Sirius Group reported an income tax expense (benefit) of $19.3 million on pre-tax income (loss) of $131.6 million. The effective tax rate for the six months ended June 30, 2019 was 14.5%, which was lower than the Swedish statutory rate of 21.4% primarily because of income recognized in jurisdictions with lower rates than Sweden.
In arriving at the effective tax rate for the six months ended June 30, 2020 and 2019, Sirius Group forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2020 and 2019. Jurisdictions with a projected loss for the full year where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. In addition, jurisdictions were excluded in the calculation of the annual estimated effective tax rate if their inclusion would not provide a reliable estimate of such rate (more specifically, if small changes in the estimated annual income recognized in a jurisdiction would result in significant changes in the annual estimated effective tax rate).
The Tax Cuts and Jobs Act ("TCJA") includes a new Base Erosion and Anti-Abuse Minimum Tax ("BEAT") provision, which is essentially a minimum tax that is potentially applicable to certain otherwise deductible payments made by U.S. entities to non-U.S. affiliates, including cross-border interest payments and reinsurance premiums. The statutory BEAT rate is 10% in 2019-2025, and then rises to 12.5% in 2026 and thereafter. The TCJA also includes provisions for Global Intangible Low-Taxed Income ("GILTI") under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries. Consistent with accounting guidance, Sirius Group will treat BEAT as an in period tax charge when incurred in future periods for which no deferred taxes need to be provided and has made an accounting policy election to treat GILTI taxes in a similar manner. No provision for income taxes related to BEAT or GILTI was recorded as of June 30, 2020 and December 31, 2019.
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
In April 2020, the European Court of Justice (the “ECJ”) published a decision disallowing the eligibility of an unrelated Gibraltar company for a European Union directive providing relief from withholding taxes on cross-border dividends. More generally, as a result of Brexit, it is projected that Gibraltar companies will cease to be eligible for European Union tax directives from January 1, 2021. The Company has a subsidiary organized in Gibraltar which has been a party to cross-border transactions with affiliates. The Company has assessed the tax consequences of these developments and concluded that they should not materially impact the Company’s provision for income taxes.
Deferred tax asset, net of valuation allowance
Sirius Group's net deferred tax liability, net of the valuation allowance as of June 30, 2020 is $28.2 million. Of the $28.2 million, $25.9 million relates to net deferred tax assets in U.S. subsidiaries, $137.9 million relates to net deferred tax assets in Luxembourg subsidiaries, $207.9 million relates to net deferred tax liabilities in Sweden subsidiaries, and $15.9 million relates to other net deferred tax asset.
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
As of June 30, 2020, the total reserve for unrecognized tax benefits is $45.9 million. If Sirius Group determines in the future that its reserves for unrecognized tax benefits on permanent differences and interest and penalties are not needed, the reversal of $45.7 million of such reserves as of June 30, 2020 would be recorded as an income tax benefit and would impact the effective tax rate. If Sirius Group determines in the future that its reserves for unrecognized tax benefits on temporary differences are not needed, the reversal of $0.2 million of such reserves as of June 30, 2020 would not impact the effective tax rate due to deferred tax accounting but would accelerate the payment of cash to the taxing authority. Most of Sirius Group's reserves for unrecognized tax benefits on permanent differences relate to interest deductions denied by the Swedish Tax Authority ("STA"), as described further below.
The STA has denied deductions claimed by two of the Company's Swedish subsidiaries in certain tax years for interest paid on intra-group debt instruments. Sirius Group has challenged the STA's denial in court based on the technical merits. In October 2018, one of the Swedish subsidiaries received an adverse decision from Sweden's Administrative Court, which Sirius Group has appealed. Sirius Group has taken into account this and other relevant developments in applicable Swedish tax law and has established a reserve for this uncertain tax position. As of June 30, 2020, the total amount of such reserve was $45.0 million.
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
Note 12. Derivatives
Interest Rate Cap
Sirius Group entered into an interest rate swap ("Interest Rate Cap") with two financial institutions where it paid an upfront premium and in return receives a series of quarterly payments based on the 3-month London Interbank Offered Rate at the time of payment. The Interest Rate Cap does not qualify for hedge accounting. Changes in fair value are recognized as unrealized gains or losses and are presented within Other revenue. The fair value of the interest rate cap has been estimated using a single broker quote and, accordingly, has been classified as a Level 3 measurement as of June 30, 2020 and December 31, 2019. Collateral held is recorded within short-term investments with an equal amount recognized as a liability to return collateral. Sirius Group's liability to return that collateral is based on the amounts provided by the counterparties and investment earnings thereon. As at June 30, 2020 and December 31, 2019, Sirius Group held collateral balances of $0.2 million at the end of each period.
Foreign Currency Risk Derivatives
Sirius Group executes foreign currency forwards, call options, swaps, and futures to manage foreign currency exposure. The foreign currency risk derivatives are not designated or accounted for under hedge accounting. Changes in fair value are recognized as unrealized gains or losses and are presented within Net foreign exchange gains. The fair value of the swaps and forwards are estimated using a single broker quote and accordingly, classified as a Level 3 measurement. The fair value of the futures is widely available and have quoted prices in active markets and accordingly, were classified as a Level 1 measurement. Sirius Group did not provide or hold any collateral associated with the foreign currency risk derivatives.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Weather Derivatives
Sirius Group holds assets and assumes liabilities related to weather and weather contingent risk management products. Weather and weather contingent derivative contracts are entered into with the objective of generating profits in normal climatic conditions. Accordingly, Sirius Group's weather and weather contingent derivatives are not designed to meet the criteria for hedge accounting under GAAP. Sirius Group receives payment of premium at the contract inception in exchange for bearing the risk of variations in a quantifiable weather index. Changes in fair value are recognized as unrealized gains or losses and are presented within Other revenue. The fair value of the weather derivatives was estimated using a broker quote. Because of the significance of the unobservable inputs used to estimate the fair value of Sirius Group's weather risk contracts, the fair value measurements of the contracts are deemed to be Level 3 measurements in the fair value hierarchy as of June 30, 2020 and December 31, 2019. Sirius Group does not provide or hold any collateral associated with the weather derivatives.
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
The following tables summarize information on the classification and amount of the fair value of derivatives not designated as hedging instruments within the Company's Consolidated Balance Sheets as at June 30, 2020 and December 31, 2019:

(Millions)	June 30, 2020			December 31, 2019
Derivatives not designated as hedging instruments	Notional Value	Asset derivative at fair value(1)	Liability derivative at fair value(2)	Notional Value	Asset derivative at fair value(1)	Liability derivative at fair value(2)
Interest rate cap	$250.0	$—	$—	$250.0	$—	$—
Foreign currency swaps	$40.0	$1.2	$—	$90.0	$—	$3.6
Foreign currency forwards	$215.2	$0.7	$—	$(30.0)	$2.7	$5.7
Weather derivatives	$54.1	$—	$1.0	$110.7	$7.0	$—
Equity futures contracts	$(2.8)	$—	$—	$34.5	$—	$—
Foreign currency futures contracts	$21.5	$—	$—	$—	$—	$—
Equity call options	$49.8	$3.2	$—	$—	$—	$—
Equity put options	$(2.4)	$—	$0.4	$31.0	$1.3	$0.2
Foreign currency call options	$50.6	$1.3	$—	$—	$—	$—
Equity warrants	$0.6	$0.6	$—	$0.4	$0.4	$—
(1)Asset derivatives are classified within Other assets within the Company's Consolidated Balance Sheets at June 30, 2020 and December 31, 2019.
(2)Liability derivatives are classified within Other liabilities within the Company's Consolidated Balance Sheets at June 30, 2020 and December 31, 2019.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following table summarizes information on the classification and net impact on earnings, recognized in the Company's Consolidated Statements of (Loss) Income relating to derivatives during the three and six months ended June 30, 2020 and 2019:

(Millions)		For the three months ended June 30,		For the six months ended June 30,
Derivatives not designated as hedging instruments	Classification of gains (losses) recognized in earnings	2020	2019	2020	2019
Interest rate cap	Other revenues	$—	$(0.1)	$—	$(0.2)
Foreign currency swaps	Net foreign exchange (losses) gains	$(3.4)	$1.6	$2.6	$2.4
Foreign currency forwards	Net foreign exchange (losses) gains	$(1.0)	$(3.2)	$(0.5)	$(3.0)
Weather derivatives	Other revenues	$(1.0)	$0.6	$(21.4)	$(5.5)
Equity futures contracts	Net realized investment gains	$(0.3)	$(0.2)	$2.6	$(0.8)
Equity futures contracts	Net unrealized investment gains (losses)	$1.5	$—	$0.5	$(0.2)
Foreign currency futures contracts	Net foreign exchange (losses) gains	$(0.7)	$—	$(0.7)	$—
Equity put options	Net realized investment gains	$0.4	$—	$5.9	$—
Equity put options	Net unrealized investment gains (losses)	$0.9	$(0.1)	$1.4	$(0.5)
Foreign currency call options	Net foreign exchange (losses) gains	$(0.1)	$—	$(0.1)	$—
Equity warrants	Net unrealized investment gains (losses)	$(0.3)	$0.4	$0.2	$0.4
Note 13. Share-based compensation

Sirius Group's compensation plans include grants for various types of share-based and non-share-based compensation awards to key employees and directors of Sirius Group. As of June 30, 2020, Sirius Group's share-based compensation awards consist of performance shares units ("PSUs"), restricted share units ("RSUs"), restricted stock and options.
Sirius Group recognized $2.5 million and $3.4 million of compensation expense under the share-based awards during the three months ended June 30, 2020 and 2019, respectively. Sirius Group recognized $3.6 million of compensation expense under the share-based awards during both the six months ended June 30, 2020 and 2019. Sirius Group paid $0.3 million and $3.3 million to employees for share-based awards during the three and the six months ended June 30, 2020 and 2019, respectively.
The following tables present unrecognized compensation cost associated with unvested awards and weighted average period over which it is expected to be recognized:

(Millions)	June 30, 2020
	PSUs - IPO Incentive Awards	PSUs - 2019 Long Term Incentive (LTI)	RSUs	Stock Options	2018 Long Term Incentive Plan (LTIP)
Unrecognized compensation cost related to unvested awards	$2.1	$1.0	$8.0	$1.6	$0.2
Weighted average recognition period (years)	1.5 years	1.5 years	1.5 years	1.7 years	0.5 years
As of June 30, 2019, there were $31.8 million of unrecognized share-based compensation costs, which are expected to be recognized over two to three years.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following table summarizes outstanding and changes in share-settled awards for the three and six months ended June 30, 2020:

	Number of Shares
Three months ended June 30, 2020	PSUs - IPO Incentive Awards	PSUs - 2019 LTI	RSUs	Stock Options	2018 Long Term Incentive Plan (LTIP)
Unvested, beginning of period	543,196	382,327	1,320,837	1,374,945	856,099
Granted	—	—	—	—	—
Vested	—	—	—	—	—
Forfeited	—	4,824	46,085	—	9,942
Unvested, end of period	543,196	377,503	1,274,752	1,374,945	846,157

	Number of Shares
Six months ended June 30, 2020	PSUs - IPO Incentive Awards	PSUs - 2019 LTI	RSUs	Stock Options	2018 Long Term Incentive Plan (LTIP)
Unvested, beginning of period	555,163	391,136	1,353,852	1,374,945	870,471
Granted	—	—	—	—	—
Vested	—	—	—	—	—
Forfeited	11,967	13,633	79,100	—	24,314
Unvested, end of period	543,196	377,503	1,274,752	1,374,945	846,157
For the three months ended June 30, 2019, Sirius Group granted members of the Board of Directors of the Company 34,615 restricted shares. For the six months ended June 30, 2019, Sirius Group granted 401,311 PSUs, 1,411,714 RSUs, 1,374,944 stock options and 34,615 restricted shares. For the three and six months ended June 30, 2019, Sirius Group's employees forfeited 14,335 PSUs and 46,052 RSUs.
Cash-Settled Awards
From time to time, the Company may issue cash-settled awards to its employees. In February 2020, Sirius Group awarded long-term incentive compensation to certain employees of the Company in the form of three-year, cliff-vested, phantom performance shares and phantom restricted shares that are payable in cash. Phantom performance shares compound through the end of the three-year award period based on the performance metrics during the period. The performance goals were determined by the Compensation Committee of the Board of Directors upon granting of awards. During the three and six months ended June 30, 2020, the Company recognized an expense of $1.5 million and $3.1 million, respectively, related to this award.
In addition, in November 2019, Sirius Group issued retention awards to certain key employees of the Company that vest and are paid in equal proportions on or prior to March 15, 2020 and on or prior to March 15, 2021, subject to continued employment on the applicable vesting date. In total the retention awards issued under this retention program were $13.8 million, of which, $6.9 million was paid on March 15, 2020. During the three and six months ended June 30, 2020, the Company recognized an expense of $1.4 million and $7.7 million, respectively, in General and administrative expenses.
Note 14. Common shareholder's equity, mezzanine equity, and non-controlling interests
Common shareholder's equity
The authorized share capital of the Company consists of 500,000,000 Common shares, $0.01 par value per share, and 100,000,000 Preference shares, $0.01 par value per share.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following table presents changes in the Company's issued and outstanding Common shares for the three and six months ended June 30, 2020 and 2019, respectively:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Common shares:
Shares issued and outstanding, beginning of period	115,299,341	115,262,303	115,299,341	115,151,251
Issuance of shares to directors and employees	—	34,615	—	145,667
Shares issued and outstanding, end of period	115,299,341	115,296,918	115,299,341	115,296,918
Dividends
The Company did not pay dividends to common shareholders during the three and six months ended June 30, 2020 and 2019.
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
The Company adjusts the carrying value of the Series B preference shares to equal the redemption value at the end of each reporting period. At June 30, 2020 and December 31, 2019, the balance of the Series B preference shares was $206.2 million and $223.0 million, respectively.
Non-controlling interests
Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated entities and are presented separately on the balance sheet. At June 30, 2020 and December 31, 2019, Sirius Group's balance sheet included $2.5 million and $2.4 million, respectively, in non-controlling interests.
The following tables show the change in non-controlling interest for the three and six months ended June 30, 2020 and 2019:

(Millions)	For the three months ended June 30, 2020	For the three months ended June 30, 2019
Non-controlling interests, beginning of the period	$2.6	$2.2
Net income (loss) attributable to non-controlling interests	(0.2)	0.8
Other, net	0.1	—
Non-controlling interests, end of the period	$2.5	$3.0

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

(Millions)	For the six months ended June 30, 2020	For the six months ended June 30, 2019
Non-controlling interests, beginning of the period	$2.4	$1.7
Net income attributable to non-controlling interests	—	1.2
Other, net	0.1	0.1
Non-controlling interests, end of the period	$2.5	$3.0
Alstead Re
As of both June 30, 2020 and December 31, 2019, Sirius Group recorded non-controlling interest of $2.3 million in Alstead Re Insurance Company ("Alstead Re"). (See Note 17.)
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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2020 and 2019:

	For the three months ended June 30,		For the six months ended June 30,
(Millions, except share and per share information)	2020	2019	2020	2019
Basic earnings per share
Numerator:
Net income	$(7.2)	$8.2	$(128.5)	$112.3
Less: Income attributable to non-controlling interests	0.2	(0.8)	—	(1.2)
Less: Change in carrying value of Series B preference shares	(6.6)	(0.8)	16.8	(9.2)
Net income available for dividends out of undistributed earnings	$(13.6)	$6.6	$(111.7)	$101.9
Less: Earnings attributable to Series B preference shares	—	(0.6)	—	(9.5)
Net income available to Sirius Group common shareholders	$(13.6)	$6.0	$(111.7)	$92.4
Denominator:
Weighted average shares outstanding for basic earnings per share	115,278,176	115,243,685	115,269,720	115,212,772
Basic earnings per share	$(0.12)	$0.05	$(0.97)	$0.80
Diluted earnings per share
Numerator:
Net income available to Sirius Group common shareholders	$(13.6)	$6.0	$(111.7)	$92.4
Add: Change in carrying value of Series B preference shares	—	—	(16.8)	9.2
Net income available to Sirius Group common shareholders on a diluted basis	$(13.6)	$6.0	$(128.5)	$101.6
Denominator:
Weighted average shares outstanding for basic earnings per share	115,278,176	115,243,685	115,269,720	115,212,772
Add: Series B preference shares	—	—	11,901,670	11,901,670
Add: Unvested performance share units and restricted share units	—	552,682	—	427,960
Weighted average shares outstanding for diluted earnings per share(1)	115,278,176	115,796,367	127,171,390	127,542,402
Diluted earnings per share	$(0.12)	$0.05	$(1.01)	$0.80
(1)For the three months ended June 30, 2020, there were a total of 27,825,191 potentially dilutive securities excluded from the calculation of Diluted earnings per share. For the three months ended June 30, 2019, there were 30,933,781 potentially dilutive securities excluded from the calculation of Diluted earnings per share. For the six months ended June 30, 2020, there were a total of 15,923,521 potentially dilutive securities excluded from the calculation of Diluted earnings per share. For the six months ended June 30, 2019, there were 19,156,833 potentially dilutive securities excluded from the calculation of Diluted earnings per share.
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
The following table presents the components of Other long-term investments as of June 30, 2020 and December 31, 2019:

(Millions)	June 30, 2020	December 31, 2019
Equity method eligible unconsolidated entities, at fair value	$157.5	$151.9
Other unconsolidated investments, at fair value(1)	210.6	194.9
Total Other long-term investments(2)	$368.1	$346.8
(1)Includes Other long-term investments that are not equity method eligible.
(2)There were no investments accounted for using the equity method as of June 30, 2020 and December 31, 2019.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Equity method eligible unconsolidated entities, at fair value
Sirius Group has elected the fair value option to account for its equity method eligible investments accounted for as part of Other long-term investments for consistency of presentation with the rest of its investment portfolio. The following table presents Sirius Group's investments in equity method eligible unconsolidated entities as of June 30, 2020 and December 31, 2019:

	Ownership interest as of
Investee	June 30, 2020	December 31, 2019	Instrument Held
BE Reinsurance Limited	24.9%	24.9%	Common shares
BioVentures Investors (Offshore) IV LP	73.0%	73.0%	Units
Camden Partners Strategic Fund V (Cayman), LP	39.4%	39.4%	Units
Diamond LS I LP	15.6%	16.0%	Units
Gateway Fund LP	22.9%	15.0%	Units
Monarch	12.8%	12.8%	Units
New Energy Capital Infrastructure Credit Fund LP	29.3%	30.5%	Units
New Energy Capital Infrastructure Offshore Credit Fund LP	29.3%	30.5%	Units
Pie Preferred Stock(1)	30.1%	30.1%	Preferred shares
Pie Series B Preferred Stock(1)	22.5%	22.4%	Preferred shares
Quintana Energy Partners	21.8%	21.8%	Units
Tuckerman Capital V LP	48.3%	48.3%	Units
Tuckerman Capital V Co-Investment I LP	48.2%	48.1%	Units
(1)Sirius Group holds investments in several financing instruments of Pie Insurance Holdings, Inc.
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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Sirius Group has determined that Alstead Re is a VIE for which Sirius Group is the primary beneficiary and is required to consolidate it. The following table presents Alstead Re's assets and liabilities, as classified in the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019:

(Millions)	June 30, 2020	December 31, 2019
Assets:
Fixed maturity investments	$3.7	$3.9
Short-term investments	0.5	0.5
Cash	1.0	0.1
Total investments	5.2	4.5
Insurance and reinsurance premiums receivable	(0.6)	(0.3)
Funds held by ceding companies	2.3	3.4
Deferred acquisition costs	—	0.3
Other assets	—	—
Total assets	$6.9	$7.9
Liabilities
Loss and loss adjustment expense reserves	$0.4	$0.5
Unearned insurance and reinsurance premiums	—	0.6
Other liabilities	0.1	0.1
Total liabilities	$0.5	$1.2
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
The following table presents total assets of unconsolidated VIEs in which Sirius Group holds a variable interest, as well as the maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(Millions)	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total
June 30, 2020
Other long-term investments(1)	$261.1	$107.8	$8.3	$116.1
Total at June 30, 2020	$261.1	$107.8	$8.3	$116.1
December 31, 2019
Other long-term investments(1)	$257.8	$102.6	$16.3	$118.9
Total at December 31, 2019	$257.8	$102.6	$16.3	$118.9
(1)Comprised primarily of hedge funds and private equity funds.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Note 18. Transactions with related parties
(Re)insurance contracts
In the normal course of business, Sirius Group enters into insurance and reinsurance contracts with certain of its insurance and MGU affiliates, or their subsidiaries. During the three and six months ended June 30, 2020, these contracts resulted in gross written premiums of $26.8 million and $68.1 million, respectively. During the three and six months ended June 30, 2019, these contracts resulted in gross written premiums of $24.9 million and $49.0 million, respectively. As of June 30, 2020 and December 31, 2019, Sirius Group had total receivables due from affiliates of $31.6 million and $16.1 million, respectively. As of both June 30, 2020 and December 31, 2019, Sirius Group had total payables due to affiliates of $0.9 million.

Transaction Matters Letter Agreement

On August 10, 2020, the Company paid $1.9 million for certain legal expenses incurred by CM Bermuda Limited ("CM Bermuda"), a Bermuda exempted company and majority shareholder of Sirius Group and CMIG International Holding Pte. Ltd. (“CMIG International”) in connection with the Transaction Matters Letter Agreement entered into by Sirius Group, CM Bermuda and CMIG International on August 6, 2020. (See Note 20.)

Series B preference shareholders expense reimbursement agreement

On March 27, 2020, the Company entered into an expense reimbursement agreement (the “Agreement”) with each of the holders of the Series B preference shares. Pursuant to the Agreement, the Company agreed to reimburse each of the holders of the Series B preference shares for all reasonable and documented out-of-pocket expenses incurred by them in connection with pursuing a potential negotiated transaction (a “Potential Transaction”) involving the Company or one or more of its subsidiaries on or after January 8, 2020 up to $250,000 for each holder of Series B preference shares together with its affiliates and $1,000,000 in the aggregate with any reimbursement above such amounts requiring the written consent of the Company (but excluding any expenses incurred in connection with the evaluation or enforcement of any rights or obligations of the holders of the Series B preference shares or the Company relating to the preference shares in the Company held by such Series B preference shareholders). In addition, the Company agreed to reimburse the holders of the Series B preference shares for any and all reasonable and documented out-of-pocket attorneys’ fees or other fees payable to third party advisors up to $500,000 in the aggregate to the extent arising out of any litigation, dispute, arbitration or other proceeding commencing after the date of the Agreement that is not brought or commenced by a holder of the Series B preference shares and involves the Company, such Series B preference shareholder's investment in the Company or a Potential Transaction. As of the end of the second quarter 2020, no payments have been requested or made under the Agreement.
Other
Meyer "Sandy" Frucher is the Company's Chairman of the Board of Directors and was also Vice Chairman of Nasdaq, Inc. ("Nasdaq") until December 2019. On January 1, 2020, Mr. Frucher concluded his tenure as Vice Chairman of Nasdaq and assumed the role of Strategic Advisor to Nasdaq. The Company is traded on the Nasdaq Global Select Market and has business transactions that are related to its listing on the exchange under the normal course of business. (See Note 3.)
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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Sirius Group considers the requirements of ASC 450, Contingencies ("ASC 450"), when evaluating its exposure to non-claims related litigation and arbitration. ASC 450 requires that accruals be established for litigation and arbitration if it is probable that a loss has been incurred and it can be reasonably estimated. ASC 450 also requires that litigation and arbitration be disclosed if it is probable that a loss has been incurred or if there is a reasonable possibility that a loss may have been incurred. Management has considered all pending and/or threatened non-claims related litigation and has not identified any matters triggering disclosure under ASC 450.
Leases
Sirius Group leases office space and equipment under various noncancelable operating lease agreements. The average life of the office leases is 7 years and the equipment leases is 3 years.
During the three and six months ended June 30, 2020, Sirius Group recognized operating lease expense of $2.9 million and $6.0 million, respectively, including property taxes and routine maintenance expense as well as rental expenses related to short term leases. During the three and six months ended June 30, 2019, Sirius Group recognized operating lease expense of $3.2 million and $5.8 million, respectively, including property taxes and routine maintenance expense as well as rental expenses related to short term leases.
As of June 30, 2020 and December 31, 2019, Sirius Group had $28.8 million and $27.4 million of operating lease right-of-use assets, respectively, included in Other assets. As of June 30, 2020 and December 31, 2019, Sirius Group had $30.5 million and $29.3 million of operating lease liability, respectively, included in Other liabilities.
The following table presents the lease balances within the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019:

(millions)	Balance Sheet Classification	June 30, 2020	December 31, 2019
Operating lease right-of-use assets	Other assets	$28.8	$27.4
Current lease liabilities	Other liabilities	$9.1	$8.3
Non-current lease liabilities	Other liabilities	$21.4	$21.0
The following table presents weighted average remaining lease term and weighted average discount rate as of June 30, 2020:

Weighted average lease term (years) as at June 30, 2020
Leased offices	7 years
Leased equipment	3 years
Weighted average discount rate:
Leased offices	3.3%
Leased equipment	3.4%
The following table presents future annual minimum rental payments required under non-cancellable leases and the present value discount to arrive at total lease liability as of June 30, 2020:

(Millions)	Future Payments
2020	$4.5
2021	9.6
2022	9.4
2023	5.6
2024	2.3
2025 and after	1.1
Total future annual minimum rental payments as of June 30, 2020	32.5
Less: present value discount	(2.0)
Total lease liability as of June 30, 2020	$30.5

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

As of June 30, 2020, the Company's future operating lease obligations that have not yet commenced are immaterial.

Note 20. Subsequent Events

Merger Agreement with Third Point Reinsurance, Ltd.

On August 6, 2020, the Company announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Third Point Reinsurance Ltd., a Bermuda exempted company (“TPRE”), and Yoga Merger Sub Limited, a Bermuda exempted company and a wholly owned subsidiary of TPRE (“Merger Sub”). The Merger Agreement provides, among other things, that, upon the terms and subject to the conditions set forth in the Merger Agreement and a Statutory Merger Agreement to be executed by the Company, TPRE and Merger Sub (the “Statutory Merger Agreement”), Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of TPRE (the “Merger”). The Merger Agreement, the Statutory Merger Agreement, and the consummation of the transactions contemplated by the Merger Agreement and the Statutory Merger Agreement, including the Merger (the “Transactions”), have been unanimously approved by the board of directors of each of the Company and TPRE. The consummation of the Merger is expected to occur during the first quarter of 2021, subject to the satisfaction or waiver of applicable closing conditions.
Under the terms of the Merger Agreement, as of the effective time of the Merger (the “Effective Time”), each issued and outstanding common share, par value $0.01 per share, of the Company (“Company Shares”) will be converted into the right to receive, at the election of the holder thereof, (i) $9.50 in cash (the “Cash Election”), or (ii) (A) 0.743 of a common share, par value $0.10 per share, of TPRE (“TPRE Shares”) and (B) one contractual contingent value right (each, a “CVR”), which will represent the right to receive a contingent cash payment, and which, taken together with the fraction of the TPRE Share received, guarantee that on the second anniversary of the closing date of the Merger, the electing shareholder will have received equity and cash with a value of at least $13.73 per share (the “Share & CVR Election”), or (iii) (A) $0.905 in cash, (B) a number of TPRE Shares equal to the Mixed Election Common Shares Exchange Ratio (as such term is defined in the Merger Agreement), (C) a number of newly issued Series A preference shares of TPRE (“TPRE Preference Shares”) equal to the Mixed Election Preference Shares Exchange Ratio (as such term is defined in the Merger Agreement), (D) 0.190 of a warrant issued by TPRE (each, a “Warrant”) and (E) $0.905 aggregate principal amount of a right (each, an “Upside Right”) issued by TPRE (the “Mixed Election”). Elections must be made no later than ten (10) Business Days (as defined in the Merger Agreement) prior to the closing of the Transactions. Pursuant to the Company Voting and Support Agreement (as defined below), CM Bermuda, whose parent company is CMIG International, has agreed to make the Mixed Election. Holders of Company Shares who do not make an election will be deemed to have made the Share & CVR Election. No fractional TPRE Shares or TPRE Preference Shares will be issued in the Merger, and holders of Company Shares will receive cash in lieu of any fractional TPRE Shares or TPRE Preference Shares. Dissenting Company shareholders will be entitled to exercise appraisal rights under Bermuda law.
The consummation of the Merger is subject to the satisfaction or waiver of certain conditions, including, among others, (i) the affirmative vote in favor of the approval of the Merger Agreement, the Merger and the Statutory Merger Agreement by the holders of a majority of the voting power of the Company Shares and the Company’s Series B preference shares, voting together as a single class, that are present (in person or by proxy) at the Company shareholder meeting called for such purpose, (ii) the affirmative vote in favor of the approval of the issuance of TPRE Shares in the Merger as contemplated by the Merger Agreement (the “TPRE Share Issuance”) by the holders of at least a majority of the voting power of TPRE Shares that are present (in person or by proxy) at the TPRE shareholder meeting called for such purpose, (iii) the expiration or termination of any applicable waiting period (together with any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) and any other applicable antitrust laws, (iv) the receipt of certain approvals under applicable insurance laws, (v) the absence of any effective order issued by any governmental authority or court of competent jurisdiction or other legal restraint prohibiting or preventing the consummation of the Merger, (vi) in the case of each party’s obligation to effect the Merger, the absence of a material adverse effect with respect to the other party and its subsidiaries, taken as a whole, since the date of the Merger Agreement, (vii) in the case of each party’s obligation to effect the Merger, subject to certain materiality exceptions, the accuracy of the representations and warranties made by the other party, and compliance by the other party in all material respects with such party’s respective obligations under the Merger Agreement and (viii) other customary closing conditions.
The Merger Agreement did not impact the Company's consolidated financial statements as of and for the three and six months ended June 30, 2020.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Transaction Matters Agreement

On August 6, 2020, CM Bermuda, the Company, TPRE and CMIG International entered into a Transaction Matters Letter Agreement (the “Transaction Matters Agreement”), pursuant to which, among other things and subject to the terms and conditions thereof, the Company has agreed to pay for and reimburse CMIG International and CM Bermuda for certain legal expenses incurred by CMIG International and CM Bermuda in connection with the Transactions and the related sales process or other discussions between CMIG International, CM Bermuda and the Company occurring on or after March 6, 2020, and TPRE has agreed to assume such remaining payment obligations of the Company following the closing of the Merger. TPRE has also agreed to pay for the fees and expenses payable by CMIG International and CM Bermuda to its financial advisor, Goldman Sachs (Asia) L.L.C., relating to the Transactions. Under the terms of the Transaction Matters Agreement, the Company is not permitted to terminate or threaten to terminate the Merger Agreement following a change by the TPRE board of directors of its recommendation to TPRE’s shareholders in favor of the TPRE Share Issuance without the prior written consent of CM Bermuda and CMIG International.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis ("MD&A") of the Company's unaudited consolidated results of operations for the three and six months ended June 30, 2020 and 2019 and the Company's consolidated financial condition, liquidity and capital resources as of June 30, 2020 and December 31, 2019. This discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2019 (our "2019 Annual Report"), filed with the U.S. Securities and Exchange Commission ("SEC") on March 5, 2020, and the Company's Unaudited Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP").
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
Background and Recent Developments
COVID-19
The novel coronavirus (COVID-19) pandemic has adversely affected our business and our results of operations. Because of the size and duration of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. The future impact of the pandemic on us is highly uncertain and cannot be predicted. For a further discussion on Sirius Group’s risks related to COVID-19, see “The novel coronavirus (COVID-19) pandemic has adversely affected our business. Epidemics, pandemics, and other public health threats, including the ongoing COVID-19 pandemic, could have a material adverse effect on Sirius Group’s business, including our results of operations, financial position and/or liquidity, in a manner and to a degree that cannot be predicted” included in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.
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
During the second quarter, we reviewed our inforce (re)insurance portfolios to reevaluate our estimate of ultimate losses from the COVID-19 pandemic, and as a result, we increased our estimates by $13 million. For the six months ended June 30, 2020, we recorded $153 million of estimated ultimate losses in our underwriting results, which includes losses from Contingency, Trade Credit, Property, Accident & Health, and to a lesser extent Casualty. This best estimate of ultimate loss was based on our evaluation of the information readily available at this time, including an analysis of reported claims, an underwriting review of in-force contracts, industry estimates of ultimate losses, and other factors requiring considerable judgment. There may be additional future losses from COVID-19 which have not yet been reflected in Sirius Group’s estimates, if loss emergence varies from our initial expectations.
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
During the first quarter of 2020, Sirius Group experienced losses in its investment portfolio as a result of volatile markets, such as a decline in interest rates, a sharp decline in equity markets, and a widening of credit risk spreads for bonds. In addition, the disruption in the financial markets caused by COVID-19 contributed to net unrealized investment losses, primarily due to the impact of changes in fair value on our equity investments and, to a lesser extent, change in unrealized losses in our fixed-income investment portfolio.

Merger Agreement
On August 6, 2020, the Company announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Third Point Reinsurance Ltd., a Bermuda exempted company (“TPRE”), and Yoga Merger Sub Limited, a Bermuda exempted company and a wholly owned subsidiary of TPRE (“Merger Sub”). The Merger Agreement provides, among other things, that, upon the terms and subject to the conditions set forth in the Merger Agreement and a Statutory Merger Agreement to be executed by the Company, TPRE and Merger Sub (the “Statutory Merger Agreement”), Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of TPRE (the “Merger”). The Merger Agreement, the Statutory Merger Agreement, and the consummation of the transactions contemplated by the Merger Agreement and the Statutory Merger Agreement, including the Merger (the “Transactions”), have been unanimously approved by the board of directors of each of the Company and TPRE. The consummation of the Merger is expected to occur during the first quarter of 2021, subject to the satisfaction or waiver of applicable closing conditions.
Under the terms of the Merger Agreement, as of the effective time of the Merger (the “Effective Time”), each issued and outstanding common share, par value $0.01 per share, of the Company (“Company Shares”) will be converted into the right to receive, at the election of the holder thereof, (i) $9.50 in cash (the “Cash Election”), or (ii) (A) 0.743 of a common share, par value $0.10 per share, of TPRE (“TPRE Shares”) and (B) one contractual contingent value right (each, a “CVR”), which will represent the right to receive a contingent cash payment, and which, taken together with the fraction of the TPRE Share received, guarantee that on the second anniversary of the closing date of the Merger, the electing shareholder will have received equity and cash with a value of at least $13.73 per share (the “Share & CVR Election”), or (iii) (A) $0.905 in cash, (B) a number of TPRE Shares equal to the Mixed Election Common Shares Exchange Ratio (as such term is defined in the Merger Agreement), (C) a number of newly issued Series A preference shares of TPRE (“TPRE Preference Shares”) equal to the Mixed Election Preference Shares Exchange Ratio (as such term is defined in the Merger Agreement), (D) 0.190 of a warrant issued by TPRE (each, a “Warrant”) and (E) $0.905 aggregate principal amount of a right (each, an “Upside Right”) issued by TPRE (the “Mixed Election”). Elections must be made no later than ten (10) Business Days (as defined in the Merger Agreement) prior to the closing of the Transactions. Pursuant to the Company Voting and Support Agreement (as defined below), CM Bermuda Limited, a Bermuda exempted company and majority shareholder of the Company (the “Shareholder”), whose parent company is CMIG International Holding Pte. Ltd. (“CMIG International”) has agreed to make the Mixed Election. Holders of Company Shares who do not make an election will be deemed to have made the Share & CVR Election. No fractional TPRE Shares or TPRE Preference Shares will be issued in the Merger, and holders of Company Shares will receive cash in lieu of any fractional TPRE Shares or TPRE Preference Shares. Dissenting Company shareholders will be entitled to exercise appraisal rights under Bermuda law.
The consummation of the Merger is subject to the satisfaction or waiver of certain conditions, including, among others, (i) the affirmative vote in favor of the approval of the Merger Agreement, the Merger and the Statutory Merger Agreement by the holders of a majority of the voting power of the Company Shares and the Company’s Series B preference shares, voting together as a single class, that are present (in person or by proxy) at the Company shareholder meeting called for such purpose, (ii) the affirmative vote in favor of the approval of the issuance of TPRE Shares in the Merger as contemplated by the Merger Agreement (the “TPRE Share Issuance”) by the holders of at least a majority of the voting power of TPRE Shares that are present (in person or by proxy) at the TPRE shareholder meeting called for such purpose, (iii) the expiration or termination of any applicable waiting period (together with any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) and any other applicable antitrust laws, (iv) the receipt of certain approvals under applicable insurance laws, (v) the absence of any effective order issued by any governmental authority or court of competent jurisdiction or other legal restraint prohibiting or preventing the consummation of the Merger, (vi) in the case of each party’s obligation to effect the Merger, the absence of a material adverse effect with respect to the other party and its subsidiaries, taken as a whole, since the date of the Merger Agreement, (vii) in the case of each party’s obligation to effect the Merger, subject to certain materiality exceptions, the accuracy of the representations and warranties made by the other party, and compliance by the other party in all material respects with such party’s respective obligations under the Merger Agreement and (viii) other customary closing conditions.
The Merger Agreement did not impact the Company's financial condition or results of operations as of and for the three and six months ended June 30, 2020.
For a further discussion on Sirius Group’s risks related to the Merger, see "Risks Related to the Merger" included in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.
Empire Insurance Company
On July 7, 2020, Sirius Group sold 100% of the common shares of Empire Insurance Company (“Empire”) to Physicians' Reciprocal Insurers. As of June 30, 2020, the assets related to Empire have been classified as held for sale in the Consolidated Balance Sheets.

Contingent Consideration

On July 2, 2020, Sirius Group paid $18 million to IMG Acquisition Holdings, LLC ("IMGAH") for the contingent consideration payment for the 2019 calendar year, which represents the final contingent consideration payment. See Note 3 "Significant Transactions" in Sirius Group's audited financial statements included in our 2019 Annual Report for further details and discussion with respect to the IMGAH contingent consideration.
Loss Portfolio Transfer

On January 23, 2020, Sirius Group entered into a loss portfolio transfer (the "LPT") with Pacific Re, Inc. Under the agreement, Sirius Group received $70 million in cash and assumed net undiscounted loss and loss adjustment expenses ("LAE") reserves with the same value. In addition, Sirius Group recognized Gross written premium and Loss and loss adjustment expenses for $70 million.
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

•
Global A&H consists of Sirius Group's global accident and health insurance and reinsurance underwriting business along with IMG and Armada, which provide supplemental healthcare and medical travel insurance products as well as related administration services;

•
U.S. Specialty consists of Sirius Group's specialty insurance product offerings, which includes Environmental, Surety, and Workers’ Compensation. In April 2020, the Company decided to exit the Surety business due to competitive market conditions in that business line and the recent economic downturn which presented new risks and challenges for this line of business; and

•
Runoff & Other consists of the results of Sirius Global Solutions, which specializes in the acquisition and management of runoff liabilities for insurance and reinsurance companies, both in the United States and internationally, as well as asbestos risks environmental risks and other long-tailed liability exposures.

Executive Summary
Three Months Ended June 30, 2020 and 2019
Sirius Group ended the second quarter of 2020 with a net (loss) attributable to common shareholders of $(14) million and basic earnings per common share of $(0.12) and diluted earnings per share of $(0.12). This compares to net income attributable to common shareholders of $7 million and basic earnings per common share of $0.05 and diluted earnings per share of $0.05 for the three months ended June 30, 2019. The decrease was driven primarily by lower realized and unrealized net investment gains as a result of unfavorable foreign exchange losses, higher non-investment related net foreign exchange losses, and COVID-19 losses ($13 million), partially offset by lower net unfavorable prior year loss reserve development. The three months ended June 30, 2020 results included $1 million of net unfavorable prior year loss reserve development compared to $64 million of net unfavorable prior year loss reserve development for the three months ended June 30, 2019. During the three months ended June 30, 2020, Sirius Group recorded catastrophe losses, net of reinsurance and reinstatement premiums, of $10 million compared to $8 million for the three months ended June 30, 2019.
Sirius Group reported comprehensive income of $50 million for the three months ended June 30, 2020 compared to comprehensive income of $8 million for the three months ended June 30, 2019. The increase was driven primarily by foreign currency translation gains of $57 million recognized through other comprehensive income offset by a net (loss) of $(7) million for the three months ended June 30, 2020 compared to net income of $8 million for the three months ended June 20, 2019. See "Foreign Currency Translation" below.
Sirius Group's combined ratio was 96% for the three months ended June 30, 2020 compared to 105% for the three months ended June 30, 2019. The improvement in the combined ratio was due to lower net unfavorable prior year loss reserve development, partially offset by COVID-19 losses, net of reinsurance, of $13 million (4 points). Sirius Group's combined ratio for the three months ended June 30, 2020 was impacted by less than 1 point of net unfavorable prior year loss reserve development compared to 17 points of net unfavorable prior year loss reserve development for the three months ended June 30, 2019. The combined ratio included 3 points of catastrophe losses for the three months ended June 30, 2020 compared to 2 points for the three months ended June 30, 2019.
Six Months Ended June 30, 2020 and 2019
Sirius Group ended the first six months of 2020 with a net (loss) attributable to common shareholders of $(112) million and basic earnings per common share of $(0.97) and diluted earnings per share of $(1.01). This compares to net income attributable to common shareholders of $102 million and basic earnings per common share of $0.80 and diluted earnings per share of $0.80 for the six months ended June 30, 2019. The decrease was driven primarily by $153 million from COVID-19 losses, net of reinsurance, in Global Reinsurance ($130 million) and Global A&H ($22 million) and net unrealized investment losses, partially offset by lower net unfavorable prior year loss reserve development. The six months ended June 30, 2020 results included $5 million of net unfavorable prior year loss reserve development compared to $81 million of net unfavorable prior year loss reserve development for the six months ended June 30, 2019. During the six months ended June 30, 2020, Sirius Group recorded catastrophe losses, net of reinsurance and reinstatement premiums, of $19 million compared to $10 million for the six months ended June 30, 2019.
Sirius Group reported a comprehensive (loss) of $(135) million for the six months ended June 30, 2020 compared to comprehensive income of $84 million for the six months ended June 30, 2019. The decrease was driven primarily by a net (loss) of $(129) million and a foreign currency translation (loss) of $(6) million recognized through other comprehensive income for the six months ended June 30, 2020 compared to net income of $112 million offset by a foreign currency translation (loss) of $(27) million recognized through other comprehensive income for the six months ended June 20, 2019. See "Foreign Currency Translation" below.
Sirius Group's combined ratio was 111% for the six months ended June 30, 2020 compared to 99% for the six months ended June 30, 2019. The increase in the combined ratio from the prior period was driven primarily by $153 million of COVID-19 losses (19 points), partially offset by lower net unfavorable prior year loss reserve development. Sirius Group's combined ratio for the six months ended June 30, 2020 was impacted by 1 point of net unfavorable prior year loss reserve development compared to 12 points of net unfavorable prior year loss reserve development for the six months ended June 30, 2019. The combined ratio included 2 points of catastrophe losses for the six months ended June 30, 2020 compared to 1 point for the six months ended June 30, 2019.

Book Value Per Common Share
Book value per common share was $13.18 as of June 30, 2020 compared to book value per common share of $12.78 as of March 31, 2020, an increase of 3.1% due to comprehensive income of $50 million recognized for the three months ended June 30, 2020.
Book value per common share was $13.18 as of June 30, 2020 compared to book value per common share of $14.23 as of December 31, 2019, a decrease of 7.4% due to the comprehensive (loss) of $(135) million recognized for the six months ended June 30, 2020.
Total common shareholders’ equity at the end of the second quarter of 2020 was $1,520 million compared to $1,474 million as of March 31, 2020 and $1,640 million as of December 31, 2019.
Return on Equity
Return on Equity ("ROE"), calculated by dividing Net (loss) income attributable to Sirius Group's common shareholders for the period by beginning common shareholders' equity, was (0.9)% for the three months ended June 30, 2020 compared to 0.4% for the three months ended June 30, 2019 due to the net (loss) recognized.
ROE was (6.8)% for the six months ended June 30, 2020 compared to 6.0% for the six months ended June 30, 2019 due to the net (loss) recognized.
Tangible Book Value Per Common Share
Tangible book value per common share, which is derived by subtracting Goodwill, Intangible assets, and Net deferred tax liability on intangible assets from Book value, was $8.39 compared to $7.97 as of March 31, 2020, an increase of 5.3% due to comprehensive income of $50 million recognized for the three months ended June 30, 2020.
Tangible book value per common share was $8.39 compared to $9.39 as of December 31, 2019, a decrease of 10.6% due to the comprehensive (loss) of $(135) recognized for the six months ended June 30, 2020.
See "Non-GAAP Financial Measures" for an explanation and calculation of Tangible book value and Tangible book value per common share.
Operating (loss) attributable to common shareholders
For the three months ended June 30, 2020, Operating (loss) attributable to common shareholders was $(17) million compared to $(19) million for the three months ended June 30, 2019 primarily due to higher net underwriting results, partially offset by lower net service income from IMG and lower net investment income.
For the six months ended June 30, 2020, Operating (loss) attributable to common shareholders was $(117) million compared to $(1) million for the six months ended June 30, 2019 primarily due to the net underwriting (loss) recognized for the first six months of 2020.
See "Non-GAAP Financial Measures" for an explanation and calculation of Operating (loss) attributable to common shareholders.

Consolidated Results of Operations – Three and Six Months Ended June 30, 2020 and 2019
(Expressed in millions of U.S. dollars, except ratios, share and per share information)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues
Gross written premiums	$322.6	$487.1	$1,140.2	$1,109.4
Net written premiums	$306.0	$401.7	$935.9	$886.5
Net earned insurance and reinsurance premiums	$369.8	$370.7	$804.5	$682.6
Net investment income	14.8	24.4	28.3	44.5
Net realized investment gains	7.1	15.6	27.4	24.6
Net unrealized investment gains (losses)	8.7	15.5	(35.1)	89.5
Net foreign exchange (losses) gains	(16.1)	(0.6)	2.4	4.5
Other revenue	10.2	15.4	14.5	35.0
Total revenues	394.5	441.0	842.0	880.7
Expenses
Loss and loss adjustment expenses	240.3	278.0	667.4	461.9
Insurance and reinsurance acquisition expenses	78.1	77.0	152.8	140.3
Other underwriting expenses	36.3	35.5	74.3	70.8
General and administrative expenses	23.9	28.2	56.0	52.6
Intangible asset amortization expenses	4.0	4.0	7.9	7.9
Interest expense on debt	7.9	8.0	15.7	15.6
Total expenses	390.5	430.7	974.1	749.1
Pre-tax income (loss)	4.0	10.3	(132.1)	131.6
Income tax (expense) benefit	(11.2)	(2.1)	3.6	(19.3)
Net (loss) income	(7.2)	8.2	(128.5)	112.3
Loss (income) attributable to non-controlling interests	0.2	(0.8)	—	(1.2)
(Loss) income attributable to Sirius Group	(7.0)	7.4	(128.5)	111.1
Change in carrying value of Series B preference shares	(6.6)	(0.8)	16.8	(9.2)
Net (loss) income attributable to Sirius Group's common shareholders	$(13.6)	$6.6	$(111.7)	$101.9
Comprehensive income (loss)
Net (loss) income	$(7.2)	$8.2	$(128.5)	$112.3
Other comprehensive income (loss)
Change in foreign currency translation, net of tax	57.0	1.1	(6.4)	(26.7)
Total other comprehensive income (loss)	57.0	1.1	(6.4)	(26.7)
Comprehensive income (loss)	49.8	9.3	(134.9)	85.6
Net loss (income) attributable to non-controlling interests	0.2	(0.8)	—	(1.2)
Comprehensive income (loss) attributable to Sirius Group	$50.0	$8.5	$(134.9)	$84.4
Ratios:
Loss ratio(1)	65.0%	75.0%	83.0%	67.7%
Acquisition expense ratio(2)	21.1%	20.8%	19.0%	20.6%
Other underwriting expense ratio(3)	9.8%	9.6%	9.2%	10.4%
Combined ratio(4)	95.9%	105.4%	111.2%	98.7%
Selected financial data:
Basic earnings per common share and common shares equivalent	$(0.12)	$0.05	$(0.97)	$0.80
Diluted earnings per common share and common shares equivalent	$(0.12)	$0.05	$(1.01)	$0.80
Basic weighted average number of common shares and common share equivalents outstanding	115,278,176	115,243,685	115,269,720	115,212,772
Diluted weighted average number of common shares and common share equivalents outstanding	115,278,176	115,796,367	127,171,390	127,542,402
Return on equity(5)	(0.9)%	0.4%	(6.8)%	6.0%
Operating (loss) attributable to common shareholders(6)	$(17.1)	$(19.4)	$(117.4)	$(0.5)
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
(6) Operating (loss) attributable to common shareholders is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for an explanation and calculation of Operating (loss) attributable to common shareholders.

	As of June 30, 2020	As of March 31, 2020	As of December 31, 2019
Selected balance sheet data:
Book value per common share (1)	$13.18	$12.78	$14.23
Tangible book value per common share (2)	$8.39	$7.97	$9.39
(1) Book value per common share is calculated by dividing Total common shareholders' equity by the total number of Common shares outstanding.
(2) Tangible book value per common share is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for an explanation and calculation of Tangible book value per common share.
Three and Six Months Ended June 30, 2020 and 2019
Gross written premiums – Gross written premiums for the three months ended June 30, 2020 were $323 million, a decrease of $164 million or 34% compared to gross written premiums of $487 million for the three months ended June 30, 2019, with Global A&H down 45%, Global Reinsurance down 32%, and U.S. Specialty up 63%. The most significant reason for the decline in Gross written premiums is lower volume from a single fronting arrangement. See "Results of Reportable Segments" below.
Gross written premiums for the six months ended June 30, 2020 were $1,140 million, an increase of $31 million or 3% compared to gross written premiums of $1,109 million for the six months ended June 30, 2019, with U.S. Specialty up 39%, Global A&H up 7%, and Global Reinsurance down 10%. Runoff & Other gross written premiums increased to $69 million for the six months ended June 30, 2020 from $3 million for the six months ended June 30, 2019 due to the LPT. See "Results of Reportable Segments" below.
Net written premiums – Net written premiums for the three months ended June 30, 2020 were $306 million, a decrease of $96 million or 24% compared to net written premiums of $402 million for the three months ended June 30, 2019, with Global A&H down 49%, Global Reinsurance down 17%, and U.S. Specialty up 71%. See "Results of Reportable Segments" below.
Net written premiums for the six months ended June 30, 2020 were $936 million, an increase of $49 million or 6% compared to net written premiums of $887 million for the six months ended June 30, 2019, with U.S. Specialty up 39%, Global A&H up 3%, and Global Reinsurance down 6%. Runoff & Other net written premiums increased to $68 million for the six months ended June 30, 2020 from less than $1 million for the six months ended June 30, 2019 due to the LPT. Absent the effect of the LPT within the Runoff & Other segment, net written premiums decreased 2% compared to the prior period. See "Results of Reportable Segments" below.
Net earned insurance and reinsurance premiums – Net earned insurance and reinsurance premiums for the three months ended June 30, 2020 were $370 million, a decrease of $1 million or less than 1% compared to net earned insurance and reinsurance premiums of $371 million for the three months ended June 30, 2019 with U.S. Specialty up 114%, Global A&H down 5% and Global Reinsurance down 2%. See "Results of Reportable Segments" below.
Net earned insurance and reinsurance premiums for the six months ended June 30, 2020 were $805 million, an increase of $122 million or 18% compared to net earned insurance and reinsurance premiums of $683 million for the six months ended June 30, 2019, with U.S. Specialty up 155%, Global A&H up 7% and Global Reinsurance up 4%. Runoff & Other net earned insurance and reinsurance premiums increased to $70 million for the six months ended June 30, 2020 from $1 million for the six months ended June 30, 2019 due to the LPT. See "Results of Reportable Segments" below.

Net investment income, Net realized investment gains, Net unrealized investment gains (losses), and Net foreign exchange (losses) gains – Net investment income decreased to $15 million for the three months ended June 30, 2020 from $24 million for the three months ended June 30, 2019 primarily due to lower dividends on equity securities, lower interest rates, and increased investments in lower yielding short-term investments. Sirius Group reported net realized investment gains of $7 million for the three months ended June 30, 2020, which included $5 million of net realized foreign currency gains, compared to net realized investment gains of $16 million for the three months ended June 30, 2019, which included $10 million of net realized foreign currency gains. Net unrealized investment gains were $9 million for the three months ended June 30, 2020, which included $(66) million of net unrealized foreign currency (losses), compared to net unrealized investment gains of $16 million for the three months ended June 30, 2019, which included $(7) million of net unrealized foreign currency (losses). See "Summary of Investment Results" below. Additionally, Sirius Group recorded $(16) million of non-investment related foreign exchange (losses) for the three months ended June 30, 2020 compared to $(1) million of non-investment related foreign exchange (losses) for the three months ended June 30, 2019. Included in the amount for the three months ended June 30, 2020 is $20 million of unfavorable currency movement on the 2017 SEK Subordinated Notes (as defined herein) compared to less than $1 million of favorable currency movement for the three months June 30, 2019. See "Foreign Currency Translation" below.
Net investment income decreased to $28 million for the six months ended June 30, 2020 from $45 million for the six months ended June 30, 2019 primarily due to lower income on other long-term investments and equity securities, lower interest rates and balances on fixed maturity investments, and increased investments in lower yielding short-term investments. Sirius Group reported net realized investment gains of $27 million for the six months ended June 30, 2020, which included $17 million of foreign currency gains, compared to net realized investments gains of $25 million for the six months ended June 30, 2019, which included $21 million of foreign currency gains. Net unrealized (losses) were $(35) million for the six months ended June 30, 2020, which included $(13) million of net unrealized foreign currency (losses), compared to net unrealized investment gains of $90 million for the six months ended June 30, 2019, which included $18 million of net unrealized foreign currency gains. See "Summary of Investment Results" below. Additionally, Sirius Group recorded $2 million of non-investment related foreign exchange gains for the six months ended June 30, 2020 compared to $5 million of non-investment related foreign exchange gains for the six months ended June 30, 2019. Included in the amount for the six months ended June 30, 2020 is $1 million of favorable currency movement on the 2017 SEK Subordinated Notes (as defined herein) compared to $11 million of favorable currency movement for the six months ended June 30, 2019. See "Foreign Currency Translation" below.
Other revenue – Other revenue decreased to $10 million for the three months ended June 30, 2020 from $15 million for the three months ended June 30, 2019 primarily due to lower service fee revenue from the Global A&H segment.
Other revenue decreased to $15 million for the six months ended June 30, 2020 from $35 million for the six months ended June 30, 2019. The decrease in other revenue was primarily attributable to a $(21) million (loss) on the change in the fair value of weather derivatives compared to a $(6) million (loss) for the six months ended June 30, 2019.
Loss and loss adjustment expenses – Loss and loss adjustment expenses decreased 14% to $240 million for the three months ended June 30, 2020 from $278 million for the three months ended June 30, 2019 primarily due to lower net unfavorable prior year loss reserve development, partially offset by COVID-19 losses of $13 million. See "Results of Reportable Segments" below.
Loss and loss adjustment expenses increased 44% to $667 million for the six months ended June 30, 2020 from $462 million for the six months ended June 30, 2019 primarily due to COVID-19 losses and increased net earned insurance and reinsurance premiums, partially offset by lower net unfavorable prior year loss reserve development. In addition, Runoff & Other loss and loss adjustment expenses increased to $71 million for the six months ended June 30, 2020 from $4 million for the six months ended June 30, 2019 due to the LPT. See "Results of Reportable Segments" below.
Insurance and reinsurance acquisition expenses – Insurance and reinsurance acquisition expenses were flat for both of the three month periods ended June 30, 2020 and 2019. See "Results of Reportable Segments" below.
Insurance and reinsurance acquisition expenses increased 9% to $153 million for the six months ended June 30, 2020 from $140 million for the six months ended June 30, 2019 primarily due to an increase in net earned insurance and reinsurance premiums for U.S. Specialty, Global Reinsurance, and Global A&H for the six months ended June 30, 2020 as well as business mix. See "Results of Reportable Segments" below.
Other underwriting expenses – Other underwriting expenses were flat at $36 million for both of the three month periods ended June 30, 2020 and 2019. See "Results of Reportable Segments" below.
Other underwriting expenses increased 4% to $74 million for the six months ended June 30, 2020 from $71 million for the six months ended June 30, 2019 due to higher variable compensation expenses. See "Results of Reportable Segments" below.

General and administrative expenses – General and administrative expenses decreased 14% to $24 million for the three months ended June 30, 2020 from $28 million for the three months ended June 30, 2019 primarily due to lower expenses from the MGUs, partially offset by expenses related to retention awards that were issued to key employees in November 2019. See Note 13 "Share-based compensation" in Sirius Group's unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details and discussion.
General and administrative expenses increased 6% to $56 million for the six months ended June 30, 2020 from $53 million for the six months ended June 30, 2019 primarily due to retention awards that were issued to key employees in November 2019, partially offset by lower expenses from the MGUs. See Note 13 "Share-based compensation" in Sirius Group's unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details and discussion.
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
Sirius Group maintains an equity portfolio that consists of equity securities and other long-term investments, including hedge funds, private equity funds, and direct investments in privately held common equity securities investments. From time to time, Sirius Group may also invest in exchange-traded funds ("ETFs") and mutual funds. For return purposes, investments in fixed-income ETFs and mutual funds are included in the fixed income results and excluded from equity portfolio results. Returns exclude the impact of third-party currency swaps, forwards, options, and /or futures.
A summary of Sirius Group's total pre-tax net investment results and performance metrics for the three and six months ended June 30, 2020 and 2019, respectively, follows:

	Three months ended June 30,		Six months ended June 30,
(Millions)	2020	2019	2020	2019
Pre-tax investment results
Net investment income	$14.8	$24.4	$28.3	$44.5
Net realized and unrealized investment gains (losses) (1)	15.8	31.1	(7.7)	114.1
Change in foreign currency translation on investments recognized through other comprehensive income(2)	93.6	(0.1)	(1.0)	(41.8)
Net pre-tax investment gains	$124.2	$55.4	$19.6	$116.8
(1) Includes foreign exchange (losses) gains for the three months ended June 30, 2020 and 2019 of $(60.4) million and $2.4 million, respectively, and for the six months ended June 30, 2020 and 2019 of $3.4 million and $38.3 million, respectively.
(2) Excludes non-investment related foreign exchange (losses) gains for the three months ended June 30, 2020 and 2019 of $(16.1) million and $(0.6) million, respectively, and for the six months ended June 30, 2020 and 2019 of $2.4 million and $4.5 million, respectively.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Performance metrics
Total fixed income investment returns:
In U.S. dollars	2.2%	1.4%	0.9%	2.4%
In local currencies	1.6%	1.3%	1.1%	2.5%
Bloomberg Barclays U.S. Agg 1-3 Year Total Return Value Unhedged USD	0.9%	1.5%	2.7%	2.7%
OMX Stockholm OMRX Total Bond Index	0.4%	1.1%	1.0%	2.0%
Total equity securities and other long-term investments returns:
In U.S. dollars	7.0%	3.0%	(2.4)%	9.0%
In local currencies	6.5%	2.7%	(2.1)%	8.5%
S&P 500 Index (total return)	20.5%	4.3%	(3.1)%	18.5%
Total consolidated portfolio
In U.S. dollars	3.0%	1.7%	0.4%	3.6%
In local currencies	2.4%	1.5%	0.5%	3.6%
Three and six months ended June 30, 2020 and 2019
Sirius Group’s pre-tax total gross return on invested assets was 3.0% for the three months ended June 30, 2020 compared to 1.7% for the three months ended June 30, 2019. The result for the three months ended June 30, 2020 included foreign currency gains on investments, which increased the total pre-tax return by 0.6%. The currency gains for the second quarter of 2020 were generated from our Swedish kronor (“SEK”), Canadian dollar (“CAD”), and Euro (“EUR”) holdings as these currencies strengthened against the U.S. dollar. The result for the three months ended June 30, 2019 included foreign currency gains on investments, which increased the total pre-tax return by 0.2%. The currency gains for the second quarter of 2019 were generated mainly from our EUR, CAD, and Israeli shekel ("ILS") holdings as these currencies strengthened 1.4%, 1.9%, and 1.8%, respectively, versus the U.S. dollar.
Sirius Group’s pre-tax total gross return on invested assets was 0.4% for the six months ended June 30, 2020 compared to 3.6% for the six months ended June 30, 2019. The result for the six months ended June 30, 2020 was impacted by the ongoing concern of the COVID-19 pandemic and included foreign currency losses on investments, which decreased the total pre-tax return by (0.1)%. The six month currency loss was generated mainly from our CAD holdings as the currency continues to weaken against the U.S. dollar. The result for the six months ended June 30, 2019 was not impacted by currency.

Net investment income was $15 million for the three months ended June 30, 2020 compared to $24 million for the three months ended June 30, 2019 primarily due to lower dividends on equity securities, lower interest rates, and increased investments in lower yielding short-term investments. Net investment income was $28 million for the six months ended June 30, 2020 compared to $45 million for the six months ended June 30, 2019 primarily due to lower income on other long-term investments and equity securities, lower interest rates and balances on fixed maturity investments, and increased investments in lower yielding short-term investments.

Net realized and unrealized investment gains on investments, excluding foreign currency, were $76 million for the three months ended June 30, 2020 compared to $29 million for the three months ended June 30, 2019. The increase was driven by unrealized investment gains consistent with overall market performance. Net realized and unrealized investment (losses) gains on investments, excluding foreign currency, were $(11) million for the six months ended June 30, 2020 compared to $76 million for the six months ended June 30, 2019. The decrease was driven by unrealized investment losses consistent with overall market performance for the first half of 2020.

Fixed income results (including short-term investments)
As of June 30, 2020 and December 31, 2019, the fixed income portfolio duration was approximately 1.0 years and 1.5 years, respectively. The average credit quality of the fixed income portfolio, including short-term investments, was AA+ and AA as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, Sirius Group held $446 million and $341 million, respectively, of non-U.S. denominated fixed income securities.

The fixed income portfolio returned 2.2% on a U.S. dollar basis and 1.6% in local currencies for the three months ended June 30, 2020. Our U.S. portfolio returned 1.8% versus the Bloomberg Barclays U.S. Aggregate 1-3 Year (“BarcAgg1-3”) of 0.9%. Our non-U.S. portfolio returned 0.6% in original currencies compared to the OMX Stockholm OMRX Total Return Bond Index (“OMRX”) of 0.4%. For the three months ended June 30, 2020, the portfolio’s out performance against the indices can be attributed to a lower share of U.S. government issued securities in our U.S. portfolio compared to the BarcAgg1-3 and to the EUR and CAD positions, which performed well, in our non-U.S. portfolio. The fixed income portfolio gained 1.4% on a U.S. dollar basis and 1.3% in local currencies for the three months ended June 30, 2019. Our U.S. portfolio returned 1.4% versus the BarcAgg1-3 of 1.5%. Our non-U.S. portfolio returned 0.3% in original currencies, which compares to the OMRX of 1.1%.

The fixed income portfolio returned 0.9% on a U.S. dollar basis and 1.1% in local currencies for the six months ended June 30, 2020. Our U.S. portfolio returned 1.1% versus the BarcAgg1-3 of 2.7%. Our non-U.S. portfolio returned 0.6% in original currencies compared to the OMRX of 1.0%. For the six months ended June 30, 2020, a lower duration in a decreasing interest rate environment adversely impacted our return versus the indices. The fixed income portfolio gained 2.4% on a U.S. dollar basis and 2.5% in local currencies for the six months ended June 30, 2019. Our U.S. portfolio returned 2.8% versus the BarcAgg1-3 of 2.7%. Our non-U.S. portfolio returned 0.7% in original currencies which compares to the OMRX of 2.0%. The lower duration of our portfolio adversely impacted our return versus the indices due to the decreasing interest rate environment.
Equity securities and other long-term investments results

As of June 30, 2020, the equity and other long-term investments portfolio included $495 million of U.S. dollar and $120 million of non-U.S. dollar denominated securities. As of December 31, 2019, the equity and other long-term investments portfolio included $482 million of U.S. dollar and $187 million of non-U.S. dollar denominated securities.

For the three months ended June 30, 2020, the equity portfolio returned 7.0% on a U.S. dollar basis and 6.5% on a local currency basis. The S&P 500 returned 20.5% for the same period. For the three months ended June 30, 2019, the equity portfolio gained 3.0% on a U.S. dollar basis and gained 2.7% in local currencies. The S&P 500 gained 4.3% for the same period.

For the six months ended June 30, 2020, the equity portfolio returned (2.4)% on a U.S. dollar basis and (2.1)% on a local currency basis. The S&P 500 returned (3.1)% for the same period. The portfolio outperformed the S&P 500 in the six months ended June 30, 2020 due to the market neutral strategy of a large portion of our equity and other long-term investments portfolio. For the six months ended June 30, 2019, the equity portfolio returned 9.0% on a U.S. dollar basis and 8.5% in original currencies versus the S&P 500 of 18.5%. Performance lagged the S&P 500 due to the market neutral strategy of a large portion of our equity and other long-term investments portfolio.
Foreign Currency Translation
Impact of Foreign Currency Translation

The U.S. dollar is the functional currency for Sirius Group's businesses except for Sirius International, Syndicate 1945, several subsidiaries of IMG, and the Canadian reinsurance operations of Sirius America. Sirius Group also invests in securities denominated in foreign currencies. Assets and liabilities recorded in these foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are converted using the average exchange rates for the period. Net foreign exchange gains and losses arising from the translation of functional currencies into U.S. dollars are reported in common shareholders' equity and in Accumulated other comprehensive (loss). As of June 30, 2020 and December 31, 2019, Sirius Group had net unrealized foreign currency translation (losses) of $(244) million and $(238) million, respectively, recorded in Accumulated other comprehensive (loss) on its Consolidated Balance Sheets.
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

The following rates of exchange for the U.S. dollar have been used for translation of investments whose functional currency is not the U.S. dollar as of June 30, 2020 and December 31, 2019:

Currency	Closing Rate June 30, 2020	Closing Rate December 31, 2019
Swedish kronor	9.3465	9.3210
British pound	0.8129	0.7568
Euro	0.8922	0.8912
Canadian dollar	1.3672	1.3003

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
A summary of the impact of foreign currency translation on Sirius Group's consolidated financial results for the three and six months ended June 30, 2020 and 2019 follows:

(Millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net realized investment gains - foreign currency(1)	$5.4	$9.6	$16.5	$20.5
Net unrealized investment (losses) gains - foreign currency(2)	(65.8)	(7.2)	(13.1)	17.8
Net realized and unrealized investment (losses) gains - foreign currency	(60.4)	2.4	3.4	38.3
Net foreign exchange (losses) gains - foreign currency translation (3)	(10.9)	0.9	1.1	5.0
Net foreign exchange (losses) gains - currency swaps(3)	(3.3)	1.4	2.7	2.4
Net foreign exchange (losses) - currency forwards(3)	(1.0)	(3.0)	(0.5)	(3.0)
Net foreign exchange (losses) - currency options(3)	(0.1)	—	(0.1)	—
Net foreign exchange (losses) - currency futures(3)	(0.7)	—	(0.7)	—
Income tax benefit	3.5	1.1	2.1	0.9
Total foreign currency remeasurement (losses) gains recognized through net (loss) income, after tax	(72.9)	2.8	8.0	43.6
Change in foreign currency translation on investments recognized through other comprehensive income (loss), after tax	93.6	(0.1)	(1.0)	(41.8)
Change in foreign currency translation on non - investment net liabilities recognized through other comprehensive income (loss), after tax	(36.6)	1.2	(5.4)	15.1
Total foreign currency translation gains (losses) recognized through other comprehensive income (loss), after tax	57.0	1.1	(6.4)	(26.7)
Total foreign currency (losses) gains recognized in comprehensive income (loss), after tax	$(15.9)	$3.9	$1.6	$16.9
(1)Component of Net realized investment gains on the Consolidated Statements of (Loss) Income
(2)Component of Net unrealized investment gains (losses) on the Consolidated Statements of (Loss) Income
(3)Component of Net foreign exchange (losses) gains on the Consolidated Statements of (Loss) Income
As of June 30, 2020, the following currencies represented the largest exposure to foreign currency risk as a percentage of Sirius Group's common shareholders' equity: the SEK 4% (short) and the Canadian dollar 2% (long).
As of December 31, 2019, the following currencies represented the largest exposure to foreign currency risk as a percentage of Sirius Group's common shareholders' equity: the Japanese Yen 9% (short) and the SEK 3% (long).

Investment portfolio composition by currency
As of June 30, 2020 and December 31, 2019, Sirius Group's investment portfolio included approximately $514 million and $484 million of non-U.S. dollar denominated investments, most of which is denominated in Swedish kronor, Canadian dollar, Euro, Israeli shekel, and British pound. The investment values are impacted by changes in the exchange rate between the U.S. dollar and those currencies.
Set forth below is the carrying value of our investment holdings in U.S. dollars and foreign currencies as of June 30, 2020 and December 31, 2019:

	Carrying Value at June 30, 2020		Carrying Value at December 31, 2019
Currency (Millions)	Local Currency	USD	Local Currency	USD
U.S. Dollar	2,956.6	$2,956.6	3,034.1	$3,034.1
Swedish kronor	1,473.0	157.6	1,513.7	162.4
Canadian dollar	113.6	83.1	113.1	87.0
Euro	64.6	72.4	78.2	87.7
Israeli shekel	158.9	45.8	264.8	76.6
British pound	11.9	14.7	8.5	11.2
Other	—	140.6	—	59.2
Total investments		$3,470.8		$3,518.2

Results of Reportable Segments
Global Reinsurance
Global Reinsurance consists of Sirius Group's underwriting lines of business that offer Other Property, Property Catastrophe Excess Reinsurance, Agriculture Reinsurance, Aviation & Space, Marine & Energy, Trade Credit, Contingency, and Casualty Reinsurance.

	Three months ended June 30,		Six months ended June 30,
Global Reinsurance (Millions)	2020	2019	2020	2019
Gross written premiums	$213.5	$317.1	$678.8	$752.1
Net written premiums	220.5	266.7	565.9	602.6
Net earned insurance and reinsurance premiums	240.9	244.9	475.9	456.2
Loss and allocated LAE	(148.5)	(188.5)	(405.7)	(296.3)
Insurance and reinsurance acquisition expenses	(53.7)	(50.0)	(104.6)	(95.6)
Technical profit (loss)	$38.7	$6.4	$(34.4)	$64.3
Unallocated LAE	(5.2)	(4.7)	(10.2)	(8.7)
Other underwriting expenses	(20.5)	(21.6)	(41.8)	(43.2)
Underwriting income (loss)	$13.0	$(19.9)	$(86.4)	$12.4
Ratios:
Loss ratio(1)	63.8%	78.9%	87.4%	66.9%
Acquisition expense ratio(2)	22.3%	20.4%	22.0%	21.0%
Other underwriting expense ratio(3)	8.5%	8.8%	8.8%	9.5%
Combined ratio(4)	94.6%	108.1%	118.2%	97.4%
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

Underwriting Results
Three months ended June 30, 2020 and 2019:
Gross written premiums decreased 32% to $214 million for the three months ended June 30, 2020 from $317 million for the three months ended June 30, 2019 primarily due to a decrease in Other Property ($80 million) from lower premiums on a fronting arrangement. Absent the effect of the fronting arrangement, gross written premiums decreased 9% compared to the prior period. This was primarily due to decreases in Aviation & Space ($11 million) and Property Catastrophe Excess Reinsurance ($9 million). Net written premiums decreased 17% to $221 million for the three months ended June 30, 2020 from $267 million for the three months ended June 30, 2019 primarily due to decreases in Property Catastrophe Excess Reinsurance ($28 million), Other Property ($8 million), and Agriculture Reinsurance ($8 million). The reduction in Property Catastrophe Excess Reinsurance was due to increased retrocessional protections as the Company took actions to reduce catastrophic risk. The Other Property fronting arrangement did not impact net written or earned insurance and reinsurance premiums for either the 2020 or 2019 periods.
Global Reinsurance produced a net combined ratio of 95% for the three months ended June 30, 2020 compared to 108% for the three months ended June 30, 2019. The decrease in the combined ratio was driven primarily by lower net unfavorable prior year loss reserve development, partially offset by higher attritional losses.

Global Reinsurance recorded underwriting income of $13 million for the three months ended June 30, 2020 compared to an underwriting (loss) of $(20) million for the three months ended June 30, 2019. The three months ended June 30, 2020 included COVID-19 losses, net of reinsurance, of $4 million (2 points). Net unfavorable prior year loss reserve development was $5 million (2 points) for the three months ended June 30, 2020 as unfavorable prior year loss reserve development in Other Property ($8 million) and Casualty Reinsurance ($5 million) was partially offset by favorable prior year loss reserve development in Property Catastrophe Excess Reinsurance ($8 million). Net unfavorable prior year loss reserve development was $62 million (25 points) for the three months ended June 30, 2019 mainly due to unfavorable prior year loss reserve development in Property Catastrophe Excess Reinsurance ($39 million) and Other Property ($14 million) primarily driven by higher losses from recent accident years, including $46 million from Typhoon Jebi. Catastrophe losses, net of reinsurance and reinstatement premiums, for the three months ended June 30, 2020 were $10 million (4 points) compared to $8 million (3 points) for the three months ended June 30, 2019.
Six months ended June 30, 2020 and 2019:
Gross written premiums decreased 10% to $679 million for the six months ended June 30, 2020 from $752 million for the six months ended June 30, 2019 primarily due to a decrease in Other Property ($78 million) from lower premiums on a fronting arrangement. Absent the effect of the fronting arrangement, gross written premiums increased 2% compared to the prior period due to an increase in Casualty Reinsurance ($19 million), partially offset by decreases in Agriculture Reinsurance ($8 million) and Trade Credit ($6 million). Net written premiums decreased 6% to $566 million for the six months ended June 30, 2020 from $603 million for the six months ended June 30, 2019 primarily due to decreases in Property Catastrophe Excess Reinsurance ($43 million), Agriculture Reinsurance ($9 million), and Trade Credit ($6 million), partially offset by an increase in Casualty Reinsurance ($19 million). The reduction in Property Catastrophe Excess Reinsurance was due to increased retrocessional protections as the Company took actions to reduce catastrophic risk. The Other Property fronting arrangement did not impact net written or earned insurance and reinsurance premiums for either the 2020 or 2019 periods.
Global Reinsurance produced a net combined ratio of 118% for the six months ended June 30, 2020 as compared to 97% for the six months ended June 30, 2019. The increase in the combined ratio was driven by COVID-19 and higher attritional losses, partially offset by lower net unfavorable prior year loss reserve development.
Global Reinsurance recorded an underwriting (loss) of $(86) million for the six months ended June 30, 2020 compared to underwriting income of $12 million for the six months ended June 30, 2019. The six months ended June 30, 2020 included COVID-19 losses, net of reinsurance, of $130 million (27 points) in Contingency ($48 million), Other Property ($30 million), Property Catastrophe Excess Reinsurance ($27 million), Trade Credit ($20 million), Casualty Reinsurance ($4 million), and Marine ($1 million). Net unfavorable prior year loss reserve development was $14 million (3 points) for the six months ended June 30, 2020 as unfavorable prior year loss reserve development in Other Property ($21 million), Aviation & Space ($9 million), and Casualty Reinsurance ($6 million) was partially offset by favorable prior year loss reserve development in Property Catastrophe Excess Reinsurance ($21 million). Net unfavorable prior year loss reserve development was $72 million (16 points) for the six months ended June 30, 2019 mainly due to unfavorable prior year loss reserve development in Other Property ($39 million) and Property Catastrophe Excess Reinsurance ($28 million) primarily due to higher losses from recent accident years mainly Typhoon Jebi and Hurricanes Irma, Michael, and Florence. Catastrophe losses, net of reinsurance and reinstatement premiums, for the six months ended June 30, 2020 were $19 million (4 points) compared to $10 million (2 points) for the six months ended June 30, 2019. Catastrophe losses for the six months ended June 30, 2020 were primarily from Cyclone Amphan ($4 million), Canadian Hailstorms ($4 million), the Zagreb Earthquake ($3 million), and the Puerto Rican Earthquake ($3 million).
Global Reinsurance gross written premiums

	Three months ended June 30,		Six months ended June 30,
Global Reinsurance (Millions)	2020	2019	2020	2019
Property Catastrophe Excess Reinsurance	$70.1	$78.8	$239.8	$244.1
Casualty Reinsurance	50.4	45.4	115.2	96.1
Agriculture Reinsurance	35.2	42.6	46.5	55.2
Other Property	34.7	115.0	190.0	268.3
Marine & Energy	7.7	6.5	26.0	20.9
Aviation & Space	6.4	17.1	30.2	34.4
Trade Credit	5.5	10.3	23.8	30.0
Contingency	3.5	1.4	7.3	3.1
Total	$213.5	$317.1	$678.8	$752.1

Three months ended June 30, 2020 and 2019:
Global Reinsurance's gross written premiums decreased 32% to $214 million for the three months ended June 30, 2020 from $317 million for the three months ended June 30, 2019. The decrease in Other Property ($80 million) was due to lower premium volume on a fronting arrangement. Absent the effect the fronting arrangement, gross written premiums decreased 9% compared to the prior period due primarily to decreases in Aviation & Space ($11 million) and Property Catastrophe Excess Reinsurance ($9 million).
Six months ended June 30, 2020 and 2019:
Global Reinsurance's gross written premiums decreased 10% to $679 million for the six months ended June 30, 2020 from $752 million for the six months ended June 30, 2019. The decrease in Other Property ($78 million) was due to lower premium volume on a fronting arrangement. Absent the effect of the fronting arrangement, gross written premiums increased 2% compared to the prior period due to an increase in Casualty Reinsurance ($19 million), partially offset by decreases in Agriculture Reinsurance ($8 million) and Trade Credit ($6 million).
Global Reinsurance net earned insurance and reinsurance premiums

	Three months ended June 30,		Six months ended June 30,
Global Reinsurance (Millions)	2020	2019	2020	2019
Other Property	$84.3	$90.8	$171.2	$181.4
Casualty Reinsurance	52.6	45.6	106.9	81.5
Property Catastrophe Excess Reinsurance	46.8	51.9	94.2	96.0
Agriculture Reinsurance	21.3	22.1	25.9	27.3
Aviation & Space	15.3	14.3	34.6	28.9
Trade Credit	11.1	11.2	23.8	22.0
Marine & Energy	6.5	7.7	13.5	16.2
Contingency	3.0	1.3	5.8	2.9
Total	$240.9	$244.9	$475.9	$456.2
Three months ended June 30, 2020 and 2019:
Global Reinsurance's net earned insurance and reinsurance premiums decreased 2% to $241 million for the three months ended June 30, 2020 from $245 million for the three months ended June 30, 2019 primarily due to decreases in Other Property ($7 million) and Property Catastrophe Excess Reinsurance ($5 million), partially offset by an increase in Casualty Reinsurance ($7 million). The Other Property fronting arrangement did not impact net earned insurance and reinsurance premiums for either the 2020 or 2019 periods.
Six months ended June 30, 2020 and 2019:
Global Reinsurance's net earned insurance and reinsurance premiums increased 4% to $476 million for the six months ended June 30, 2020 from $456 million for the six months ended June 30, 2019 primarily due to an increase in Casualty Reinsurance ($25 million) partially offset by a decrease in Other Property ($10 million). The Other Property fronting arrangement did not impact net earned insurance and reinsurance premiums for either the 2020 or 2019 periods.

Global A&H
Global A&H consists of Sirius Group's Global A&H insurance and reinsurance underwriting business along with IMG and Armada, which provide supplemental healthcare and medical travel insurance products as well as related administration services.

	Three months ended June 30,		Six months ended June 30,
Global A&H (Millions)	2020	2019	2020	2019
Gross written premiums	$83.7	$152.8	$345.8	$322.1
Net written premiums	62.0	120.6	262.7	255.5
Net earned insurance and reinsurance premiums	113.2	118.8	231.1	214.9
Loss and allocated LAE	(69.6)	(71.8)	(149.9)	(135.0)
Insurance and reinsurance acquisition expenses	(31.5)	(36.0)	(62.3)	(62.6)
Technical profit	$12.1	$11.0	$18.9	$17.3
Unallocated LAE	(0.6)	(2.0)	(2.3)	(3.5)
Other underwriting expenses	(6.7)	(5.9)	(12.3)	(12.0)
Underwriting income	$4.8	$3.1	$4.3	$1.8
Service fee revenue	23.1	30.3	59.0	66.6
MGU unallocated LAE	(6.2)	(5.3)	(12.2)	(9.4)
MGU other underwriting expenses	(4.7)	(4.8)	(9.7)	(7.5)
MGU general and administrative expenses	(11.0)	(15.0)	(25.2)	(31.2)
Underwriting income, including net service fee income	$6.0	$8.3	$16.2	$20.3
Ratios:
Loss ratio(1)	62.0%	62.1%	65.9%	64.4%
Acquisition expense ratio(2)	27.8%	30.3%	27.0%	29.1%
Other underwriting expense ratio(3)	5.9%	5.0%	5.3%	5.6%
Combined ratio(4)	95.7%	97.4%	98.2%	99.1%
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

Underwriting Results
Three months ended June 30, 2020 and 2019:
Gross written premiums decreased 45% to $84 million for the three months ended June 30, 2020 from $153 million for the three months ended June 30, 2019 due to reduced premium volume for travel medical and trip cancellation insurance. Net written premiums decreased 49% to $62 million for the three months ended June 30, 2020 from $121 million for the three months ended June 30, 2019 due to the same reasons as the gross written premiums decrease.
Global A&H produced a net combined ratio of 96% for the three months ended June 30, 2020 compared to 97% for the three months ended June 30, 2019. The three months ended June 30, 2020 included COVID-19 losses, net of reinsurance, of $8 million (7 points). Net favorable prior year loss reserve development was $3 million (3 points) for the three months ended June 30, 2020 compared to net favorable prior year loss reserve development of $1 million (1 point) for the three months ended June 30, 2019.
Underwriting income, including net service fee income, for Global A&H was $6 million for the three months ended June 30, 2020 compared to $8 million for the three months ended June 30, 2019. The decrease of $2 million was driven by COVID-19 losses and lower net service fee income, partially offset by higher favorable loss reserve development for the three months ended June 30, 2020. For each of the three months ended June 30, 2020 and 2019, underwriting income, including net service fee income, included net losses of $1 million relating to ArmadaHealth, LLC.

Six months ended June 30, 2020 and 2019:
Gross written premiums increased 7% to $346 million for the six months ended June 30, 2020 from $322 million for the six months ended June 30, 2019 due to higher writings for risks primarily originating from the U.S., partially offset by reduced premium volume for travel medical and trip cancellation insurance. Net written premiums increased 3% to $263 million for the six months ended June 30, 2020 from $256 million for the six months ended June 30, 2019 due to the same reasons as the gross written premiums increase.
Global A&H produced a net combined ratio of 98% for the six months ended June 30, 2020 compared to 99% for the six months ended June 30, 2019. The six months ended June 30, 2020 included COVID-19 losses, net of reinsurance, of $22 million (10 points). Net favorable prior year loss reserve development was $8 million (3 points) for the six months ended June 30, 2020 compared to net unfavorable prior year loss reserve development of $5 million (2 points) for the six months ended June 30, 2019.
Underwriting income, including net service fee income, for Global A&H was $16 million for the six months ended June 30, 2020 compared to $20 million for the six months ended June 30, 2019. The decrease of $4 million was driven by COVID-19 losses and lower net service fee income, partially offset by favorable loss reserve development for the six months ended June 30, 2020. For each of the six months ended June 30, 2020 and 2019, underwriting income, including net service fee income, included net losses of $3 million relating to ArmadaHealth, LLC.
U.S. Specialty
U.S. Specialty consists of Sirius Group's specialty insurance product offerings, which includes Environmental, Surety, and Workers’ Compensation. In April 2020, the Company decided to exit the Surety business due to competitive market conditions in that business line and the recent economic downturn which presented new risks and challenges for this line of business.

	Three months ended June 30,		Six months ended June 30,
U.S. Specialty (Millions)	2020	2019	2020	2019
Gross written premiums	$25.5	$16.0	$46.3	$32.6
Net written premiums	23.8	14.1	39.0	27.7
Net earned insurance premiums	15.2	6.7	28.0	10.8
Loss and allocated LAE	(10.4)	(4.1)	(18.1)	(6.5)
Insurance acquisition expenses	(3.4)	(1.8)	(6.4)	(2.5)
Technical profit	$1.4	$0.8	$3.5	$1.8
Unallocated LAE	(0.1)	(0.1)	(0.2)	(0.1)
Other underwriting expenses	(2.9)	(2.1)	(8.1)	(4.9)
Underwriting (loss)	$(1.6)	$(1.4)	$(4.8)	$(3.2)
Ratios:
Loss ratio(1)	69.1%	62.7%	65.4%	61.1%
Acquisition expense ratio(2)	22.4%	26.9%	22.9%	23.1%
Other underwriting expense ratio(3)	19.1%	31.3%	28.9%	45.4%
Combined ratio(4)	110.6%	120.9%	117.2%	129.6%
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

Underwriting Results
Three months ended June 30, 2020 and 2019:
Gross written premiums increased 63% to $26 million for the three months ended June 30, 2020 from $16 million for the three months ended June 30, 2019 primarily due to an increase in Workers' Compensation ($10 million). Net written premiums increased 71% to $24 million for the three months ended June 30, 2020 from $14 million for the three months ended June 30, 2019 due to an increase in Workers' Compensation ($10 million). The increase in Workers' Compensation is due to business written through Pie Insurance Holdings, Inc. ("Pie Insurance"), a start-up specializing in a data driven approach to workers' compensation insurance, where we also have a minority investment and carrier relationship.
U.S. Specialty recorded an underwriting (loss) of $(2) million for the three months ended June 30, 2020 compared to an underwriting (loss) of $(1) million for the three months ended June 30, 2019.
Six months ended June 30, 2020 and 2019:
Gross written premiums increased 39% to $46 million for the six months ended June 30, 2020 from $33 million for the six months ended June 30, 2019 primarily due to an increase in Workers' Compensation ($14 million). Net written premiums increased 39% to $39 million for the six months ended June 30, 2020 from $28 million for the six months ended June 30, 2019 due to an increase in Workers' Compensation ($12 million). The increase in Workers' Compensation is due to business written through Pie Insurance.
U.S. Specialty recorded an underwriting (loss) of $(5) million for the six months ended June 30, 2020 compared to an underwriting (loss) of $(3) million for the six months ended June 30, 2019.
U.S. Specialty gross written premiums

	Three months ended June 30,		Six months ended June 30,
U.S. Specialty (Millions)	2020	2019	2020	2019
Workers' Compensation	$20.7	$10.7	$35.5	$21.8
Environmental	3.6	3.9	8.7	8.3
Surety	1.2	1.4	2.1	2.5
Total	$25.5	$16.0	$46.3	$32.6
Three months ended June 30, 2020 and 2019:
Gross written premiums increased 63% to $26 million for the three months ended June 30, 2020 from $16 million for the three months ended June 30, 2019 primarily due to an increase in Workers' Compensation ($10 million). The increase in Workers' Compensation is due to business written through Pie Insurance.
Six months ended June 30, 2020 and 2019:
Gross written premiums increased 39% to $46 million for the six months ended June 30, 2020 from $33 million for the six months ended June 30, 2019 primarily due to an increase in Workers' Compensation ($14 million). The increase in Workers' Compensation is due to business written through Pie Insurance.
U.S. Specialty net earned insurance premiums

	Three months ended June 30,		Six months ended June 30,
U.S. Specialty (Millions)	2020	2019	2020	2019
Workers' Compensation	$11.9	$4.6	$21.7	$7.1
Environmental	1.6	0.8	3.0	1.4
Surety	1.7	1.3	3.3	2.3
Total	$15.2	$6.7	$28.0	$10.8

Three months ended June 30, 2020 and 2019:
Net earned insurance premiums increased 114% to $15 million for the three months ended June 30, 2020 from $7 million for the three months ended June 30, 2019 primarily due to an increase in Workers' Compensation ($7 million). The increase in Workers' Compensation is due to business written through Pie Insurance.
Six months ended June 30, 2020 and 2019:
Net earned insurance premiums increased 155% to $28 million for the six months ended June 30, 2020 from $11 million for the six months ended June 30, 2019 primarily due to an increase in Workers' Compensation ($15 million). The increase in Workers' Compensation is due to business written through Pie Insurance.
Runoff & Other
Runoff & Other consists of the results of Sirius Global Solutions, which specializes in the acquisition and management of runoff liabilities for insurance and reinsurance companies, both in the United States and internationally, as well as asbestos risks, environmental risks and other long-tailed liability exposures.

	Three months ended June 30,		Six months ended June 30,
Runoff & Other (Millions)	2020	2019	2020	2019
Gross written premiums	$(0.1)	$1.2	$69.3	$2.6
Net written premiums	(0.3)	0.3	68.3	0.7
Net earned insurance and reinsurance premiums	0.5	0.3	69.5	0.7
Loss and allocated LAE	0.5	(2.4)	(68.4)	(3.5)
Insurance and reinsurance acquisition expenses	0.3	(1.8)	(0.1)	(2.5)
Technical profit (loss)	$1.3	$(3.9)	$1.0	$(5.3)
Unallocated LAE	(1.7)	(0.2)	(2.5)	(0.7)
Other underwriting expenses	(1.5)	(1.1)	(2.4)	(3.2)
Underwriting (loss)	$(1.9)	$(5.2)	$(3.9)	$(9.2)
General and administrative expenses	(1.4)	(1.0)	(2.9)	(1.8)
Underwriting (loss), including net service fee income	$(3.3)	$(6.2)	$(6.8)	$(11.0)
Underwriting Results
Three months ended June 30, 2020 and 2019:
Runoff & Other recorded less than $1 million of gross written premiums for the three months ended June 30, 2020 compared to $1 million of gross written premiums for the three months ended June 30, 2019.
Runoff & Other recorded an underwriting (loss), including net service fee income, of $(3) million for the three months ended June 30, 2020 compared to an underwriting (loss), including net service fee income, of $(6) million for the three months ended June 30, 2019. Runoff & Other recorded less than $1 million of net unfavorable prior year loss reserve development for the three months ended June 30, 2020 compared to $3 million of net unfavorable prior year loss reserve development for the three months ended June 30, 2019. The net unfavorable prior year loss reserve development for the three months ended June 30, 2019 was primarily due to an increase in reserves for a disputed Latin American Facultative Surety claim in arbitration.
Six months ended June 30, 2020 and 2019:
Runoff & Other recorded $69 million of gross written premiums for the six months ended June 30, 2020 compared to $3 million of gross written premiums for the six months ended June 30, 2019. The increase from the prior period was due to premiums from the LPT. The LPT did not have an impact on net underwriting results as net earned insurance and reinsurance premiums were offset by a corresponding losses incurred amount. See "Overview - Background and Recent Developments, Loss Portfolio Transfer" for further details on the LPT.

Runoff & Other recorded an underwriting (loss), including net service fee income, of $(7) million for the six months ended June 30, 2020 compared to an underwriting (loss), including net service fee income, of $(11) million for the six months ended June 30, 2019. Runoff & Other recorded less than $1 million of net unfavorable prior year loss reserve development for the six months ended June 30, 2020 compared to $4 million of net unfavorable prior year loss reserve development for the six months ended June 30, 2019. The net unfavorable prior year loss reserve development for the six months ended June 30, 2019 was primarily due to an increase in reserves for a disputed Latin American Facultative Surety claim in arbitration.
Reinsurance Protection
The following tables display Sirius Group's underwriting ratios prior to cessions to reinsurers ("Gross"), cessions to reinsurers ("Ceded"), and after cessions to reinsurers ("Net") basis.
Three months ended June 30, 2020 and 2019

	Three months ended June 30, 2020
	Global Reinsurance	Global A&H	U.S. Specialty	Total
Gross ratios:
Loss ratio	70.2%	66.7%	71.6%	70.1%
Acquisition expense ratio	20.2%	23.9%	24.2%	19.4%
Other underwriting expense ratio	8.2%	3.3%	31.7%	8.5%
Gross Combined ratio	98.6%	93.9%	127.5%	98.0%
Ceded ratios:
Loss ratio	157.3%	74.1%	95.7%	94.1%
Acquisition expense ratio	(7.5)%	16.1%	41.9%	11.0%
Ceded Combined ratio	149.8%	90.2%	137.6%	105.1%
Net ratios:
Loss ratio	63.8%	62.0%	69.1%	65.0%
Acquisition expense ratio	22.3%	27.8%	22.4%	21.1%
Other underwriting expense ratio	8.5%	5.9%	19.1%	9.8%
Net Combined ratio	94.6%	95.7%	110.6%	95.9%
Sirius Group's net combined ratio was 2 points lower than the gross combined ratio primarily due to loss recoveries exceeding the costs of retrocessional protections for the three months ended June 30, 2020, driven mainly by Global Reinsurance. An Other Property fronting arrangement, which records offsetting gross and ceded loss and commission results, less a margin to Sirius Group, also impacted the gross and ceded loss and commission ratios for the three months ended June 30, 2020.

	Three months ended June 30, 2019
	Global Reinsurance	Global A&H	U.S. Specialty	Total
Gross ratios:
Loss ratio	74.9%	59.7%	56.5%	71.0%
Acquisition expense ratio	22.0%	28.7%	32.3%	22.1%
Other underwriting expense ratio	7.0%	3.8%	26.1%	7.5%
Gross Combined ratio	103.9%	92.2%	114.9%	100.6%
Ceded ratios:
Loss ratio	59.9%	51.7%	27.3%	56.4%
Acquisition expense ratio	28.0%	23.7%	62.2%	26.9%
Ceded Combined ratio	87.9%	75.4%	89.5%	83.3%
Net ratios:
Loss ratio	78.9%	62.1%	62.7%	75.0%
Acquisition expense ratio	20.4%	30.3%	26.9%	20.8%
Other underwriting expense ratio	8.8%	5.0%	31.3%	9.6%
Net Combined ratio	108.1%	97.4%	120.9%	105.4%

Sirius Group’s net combined ratio was 4 points higher than the gross combined ratio primarily due to the costs of retrocessional protections with limited ceded loss recoveries for the three months ended June 30, 2019, driven mainly by Global Reinsurance.

Six months ended June 30, 2020 and 2019

	Six months ended June 30, 2020
	Global Reinsurance	Global A&H	U.S. Specialty	Total
Gross ratios:
Loss ratio	90.3%	65.0%	65.7%	84.8%
Acquisition expense ratio	21.0%	25.7%	24.1%	18.7%
Other underwriting expense ratio	7.5%	5.2%	33.5%	8.3%
Gross Combined ratio	118.8%	95.9%	123.3%	111.8%
Ceded ratios:
Loss ratio	108.1%	24.6%	65.1%	101.6%
Acquisition expense ratio	15.2%	15.0%	35.0%	15.8%
Ceded Combined ratio	123.3%	39.6%	100.1%	117.4%
Net ratios:
Loss ratio	87.4%	65.9%	65.4%	83.0%
Acquisition expense ratio	22.0%	27.0%	22.9%	19.0%
Other underwriting expense ratio	8.8%	5.3%	28.9%	9.2%
Net Combined ratio	118.2%	98.2%	117.2%	111.2%
Sirius Group's net combined ratio was 1 point lower than the gross combined ratio primarily due to higher loss recoveries exceeding the costs of retrocessional protections for the six months ended June 30, 2020, driven mainly by Global Reinsurance. An Other Property fronting arrangement, which records offsetting gross and ceded loss and commission results, less a margin to Sirius Group, also impacted the gross and ceded loss and commission ratios for the six months ended June 30, 2020.

	Six months ended June 30, 2019
	Global Reinsurance	Global A&H	U.S. Specialty	Total
Gross ratios:
Loss ratio	62.4%	64.6%	56.4%	64.4%
Acquisition expense ratio	22.7%	27.5%	22.5%	21.9%
Other underwriting expense ratio	7.4%	4.2%	37.9%	8.0%
Gross Combined ratio	92.5%	96.3%	116.8%	94.3%
Ceded ratios:
Loss ratio	46.5%	65.2%	31.2%	52.9%
Acquisition expense ratio	29.0%	22.4%	22.5%	26.7%
Ceded Combined ratio	75.5%	87.6%	53.7%	79.6%
Net ratios:
Loss ratio	66.9%	64.4%	61.1%	67.7%
Acquisition expense ratio	21.0%	29.1%	23.1%	20.6%
Other underwriting expense ratio	9.5%	5.6%	45.4%	10.4%
Net Combined ratio	97.4%	99.1%	129.6%	98.7%

Sirius Group's net combined ratio was 5 points higher than the gross combined ratio primarily due to the costs of retrocessional protections with limited ceded loss recoveries for the six months ended June 30, 2019, driven mainly by Global Reinsurance.
Non-GAAP Financial Measures
In presenting Sirius Group’s results, management has included and discussed non-GAAP financial measures:  Tangible book value, Tangible book value per common share, and Operating (loss) attributable to common shareholders. The Company believes that these non-GAAP financial measures, which may be defined and calculated differently by other companies, better explain and enhance the understanding of the Company’s results of operations. However, these measures should not be viewed as a substitute for those determined in accordance with GAAP.

Tangible book value and Tangible book value per common share
Tangible book value and Tangible book value per common share are non-GAAP financial measures. Tangible book value and Tangible book value per common share are useful to investors because they measure the realizable value of common shareholder returns, excluding the impact of goodwill, intangible assets, and net deferred liability on intangible assets.
Tangible book value is derived by subtracting Goodwill, Intangible assets and Net deferred tax liability on intangible assets from book value. Tangible book value per common share is derived by dividing Tangible book value by the total number of Common shares outstanding.
The reconciliations to Total common shareholders’ equity and Book value per common share, the most directly comparable GAAP measures, are presented in the table below.

	June 30,	March 31,	December 31,
(Expressed in millions of U.S. dollars, except share and per share amounts)	2020	2020	2019
Common shares outstanding	115,299,341	115,299,341	115,299,341

Total common shareholders’ equity	$1,519.7	$1,474.1	$1,640.4
Goodwill	(400.8)	(400.8)	(400.8)
Intangible assets	(171.9)	(175.9)	(179.8)
Net deferred tax liability on intangible assets	20.1	21.2	22.8
Tangible book value	$967.1	$918.6	$1,082.6

Book value per common share	$13.18	$12.78	$14.23
Tangible book value per common share	$8.39	$7.97	$9.39
Operating (loss) attributable to common shareholders
The Company uses Operating (loss) attributable to common shareholders as a measure to evaluate the underlying fundamentals of its operations and believes it to be a useful measure of its core performance. Operating (loss) attributable to common shareholders as used herein differs from net (loss) income attributable to common shareholders, which the Company believes is the most directly comparable GAAP measure, by the exclusion of net realized and unrealized gains and losses on investments, net foreign exchange gains (losses) and the associated income tax expense or benefit. The Company’s management believes that Operating (loss) attributable to common shareholders is useful to investors because it is more reflective of the Company’s core business, as it removes the variability arising from fluctuations in the Company’s fixed maturity investment portfolio, equity investments trading, investments-related derivatives, and net foreign exchange gains (losses) and the associated income tax expense or benefit of those fluctuations. The following is a reconciliation of Net (loss) income attributable to common shareholders to Operating (loss) attributable to common shareholders:

(Expressed in millions of U.S. dollars)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net (loss) income attributable to common shareholders	$(13.6)	$6.6	$(111.7)	$101.9
Adjustment for net realized and unrealized (gains) losses on investments	(15.8)	(31.1)	7.7	(114.1)
Adjustment for net foreign exchange (gains) losses	16.1	—	(2.4)	(5.1)
Adjustment for income tax expense (benefits) (1)	(3.8)	5.1	(11.0)	16.8
Operating (loss) attributable to common shareholders	$(17.1)	$(19.4)	$(117.4)	$(0.5)
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
To date, the COVID-19 pandemic has not materially impacted our ability to meet liquidity, regulatory capital requirements, or other contractual commitments.
Dividend Capacity
Sirius Group's top tier regulated insurance and reinsurance operating subsidiary is Sirius Bermuda. Sirius Bermuda's ability to pay dividends is limited under Bermuda law and regulations. Under the Insurance Act 1978, Sirius Bermuda is restricted with respect to the payment of dividends. Sirius Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority ("BMA") an affidavit stating that it will continue to meet the required margins following the declaration of those dividends. As of December 31, 2019, Sirius Bermuda could pay approximately $524 million to its parent company, Sirius International Group, Ltd., during 2020. Sirius Bermuda indirectly owns Sirius International, Sirius America and Sirius Group's other insurance and reinsurance operating companies, each of which are limited in their ability to pay dividends by the insurance laws of their relevant jurisdictions. CMIG International, which is approximately 82% owned by China Minsheng Investment Group Corp., Ltd. ("CMIG"), shares approximately 87% of the voting and dispositive power over the Sirius Group equity securities as of June 30, 2020, with CMIG, and CMIG International's wholly-owned Bermuda holding company, CM Bermuda Ltd. ("CM Bermuda"). During 2019, CMIG made several public announcements relating to defaults and cross-defaults on certain bonds and other debt obligations issued by certain subsidiaries of CMIG (the "CMIG Defaults"), the failure and uncertainty of CMIG's subsidiaries to repay their debt obligations as they become due and the existence of certain asset freeze orders relating to the equity interests of CMIG in certain Chinese subsidiaries not within the chain of control of Sirius Group. On May 3, 2019, in connection with the CMIG Defaults, Sirius Bermuda and Sirius Group entered into a voluntary undertaking with the BMA to provide further comfort to the BMA as the group supervisor of Sirius Group and primary regulator of Sirius Bermuda, the designated insurer for group supervisory purposes regarding the potential risks to Sirius Group in connection with the CMIG Defaults. On March 27, 2020, Sirius Group extended the voluntary undertaking for an additional year. Pursuant to the voluntary undertaking, each of Sirius Group and Sirius Bermuda have agreed, until May 3, 2021, (a) to provide ten days prior written notice to the BMA prior to declaring any dividend or capital distribution, which notice shall include an affidavit confirming that the declaration and payment of such dividend would not be in breach of (i) the provisions of section 54 of the Companies Act 1981 in the case of Sirius Bermuda, (ii) the Minimum Liquidity Ratio as defined in the Insurance Act 1978 in the case of Sirius Bermuda; and (iii) the Target Capital Level of 120% of the Enhanced Capital Requirement as defined by the Bermuda Solvency Capital Requirement promulgated by the BMA for Sirius Group and Sirius Bermuda, and a summary description of the use proceeds from such declaration or dividend or capital distribution within Sirius Group or Sirius Bermuda; (b) not to enter into any guarantees, keepwells, loans or other financial arrangements between Sirius Group and CMIG, or provide any credit support with respect to any obligations of CMIG; and (c) not to enter into any related party transaction with CMIG without the BMA's consent. For the six months ended June 30, 2020, Sirius Bermuda paid $70 million of dividends to its immediate parent.

Sirius International has the ability to pay dividends to its immediate parent subject to the availability of unrestricted equity, calculated in accordance with the Swedish Act on Annual Accounts in Insurance Companies and the Swedish Financial Supervisory Authority (the "SFSA"). Unrestricted equity is calculated on a consolidated group account basis and on a parent account basis. Differences between the two include but are not limited to accounting for goodwill, subsidiaries (with parent accounts stated at original foreign exchange rates), taxes and pensions. Sirius International's ability to pay dividends is limited to the "lower of" unrestricted equity as calculated within the group and parent accounts. As of December 31, 2019, Sirius International had $402 million (based on the December 31, 2019 SEK to USD exchange rate) of unrestricted equity on a parent account basis (the lower of the two approaches) available to pay dividends in 2020. The amount of dividends available to be paid by Sirius International in any given year is also subject to cash flow and earnings generated by Sirius International's business, the maintenance of adequate solvency capital ratios for Sirius International and the consolidated Sirius International UK Holdings Ltd. group, as well as dividends received from its subsidiaries. Earnings generated by Sirius International's business that are allocated to the Safety Reserve are not available to pay dividends (see "Safety Reserve" below). For the six months ended June 30, 2020, Sirius International did not declare a dividend and paid less than $1 million of dividends declared prior to 2018.
Under the normal course of business, Sirius America has the ability to pay dividends to its immediate parent during any twelve-month period without the prior approval of regulatory authorities in an amount set by a formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based on this formula, Sirius America has ordinary dividend capacity as of June 30, 2020 without prior regulatory approval. As of December 31, 2019, Sirius America had $522 million of statutory surplus and $89 million of earned surplus and could pay approximately $52 million to its parent company, Sirius International Holding Company, during 2020. For the six months ended June 30, 2020, Sirius America did not pay any dividends to its immediate parent.
For the six months ended June 30, 2020, Sirius Group did not pay any dividends. As of June 30, 2020, Sirius Group had $75 million of net unrestricted cash, short-term investments, and fixed maturity investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries.
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
As of June 30, 2020, Sirius International's Safety Reserve amounted to SEK 10.2 billion, or $1.1 billion (based on the June 30, 2020 SEK to USD exchange rate). Under GAAP, an amount equal to the Safety Reserve, net of a related deferred tax liability established at the Swedish tax rate, is classified as common shareholders' equity. Generally, this deferred tax liability ($225 million based on the June 30, 2020 SEK to USD exchange rate) is only required to be paid by Sirius International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, the related deferred tax liability is not taken into account by Swedish regulatory authorities for purposes of calculating Solvency Capital under Swedish insurance regulations.
Pursuant to tax legislation effective as of January 1, 2019, the tax rate applicable to Swedish corporations decreased to 21.4%, and then will further reduce to 20.6% starting in 2021. The tax legislation also introduced an annual tax on the Safety Reserve effective as of January 1, 2019. This provision adds additional taxable income for the Company annually. The calculation applies the Government Borrowing Rate (with a floor rate of +0.5%) to the Safety Reserve balance at the beginning of the year. At the current year tax rate of 21.4% the additional tax expense for the six months ended June 30, 2020 is SEK 6 million, or $1 million (based on the June 30, 2020 SEK to USD exchange rate).
Further, the enacted legislation also included a new provision treating an amount equal to 6% of the Safety Reserve balance as of January 1, 2021, as additional taxable income in tax year 2021 only, subject to tax at the applicable 20.6% rate. Based on this provision and Sirius International's Safety Reserve balance as of June 30, 2020, Sirius International has recorded an additional deferred tax liability as of June 30, 2020 in the amount of SEK 126 million, or $14 million (based on the June 30, 2020 SEK to USD exchange rate) for a total deferred tax liability of $239 million.

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
Certain operational leverage metrics can be measured with ratios that are calculated using insurance float. There are many activities that do not change the amount of insurance float at an insurance or reinsurance company but can have a significant impact on Sirius Group's operational leverage metrics. For example, investment gains and losses, foreign currency translation gains and losses, debt issuances and repurchases/repayments, common and preference share issuances and repurchases and dividends paid to shareholders are all activities that do not change insurance float but can meaningfully impact operational leverage metrics that are calculated using insurance float. Insurance float increased by $128 million from December 31, 2019 mainly due to losses incurred from COVID-19 for the six months ended June 30, 2020.
The following table illustrates Sirius Group's consolidated insurance float position as of June 30, 2020 and December 31, 2019:

(Expressed in millions of U.S. dollars, except multiples)	June 30, 2020		December 31, 2019
Loss and LAE reserves	$2,515.1		$2,331.5
Unearned insurance and reinsurance premiums	874.5		708.0
Ceded reinsurance payable	314.9		244.7
Funds held under reinsurance treaties	145.3		169.1
Deferred tax liability on safety reserve	238.8		239.4
Float liabilities	4,088.6		3,692.7
Cash	186.7		136.3
Reinsurance recoverable on paid and unpaid losses	548.3		484.2
Insurance and reinsurance premiums receivable	871.7		730.1
Funds held by ceding companies	254.7		293.9
Ceded unearned insurance and reinsurance premiums	201.9		162.0
Deferred acquisition costs	159.1		148.2
Float assets	2,222.4		1,954.7
Insurance float	$1,866.2		$1,738.0
Insurance float as a multiple of total capital(1)	0.8	x	0.7	x
Insurance float as a multiple of Sirius Group's common shareholders' equity	1.2	x	1.1	x
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

The following table summarizes Sirius Group's capital structure as of June 30, 2020 and December 31, 2019:

(Expressed in millions of U.S. dollars, except ratios)	June 30, 2020	December 31, 2019
2017 SEK Subordinated Notes	$290.5	$291.2
2016 SIG Senior Notes	394.4	394.0
Total debt	684.9	685.2
Series B preference shares	206.2	223.0
Common shareholders' equity	1,519.7	1,640.4
Total capital	$2,410.8	$2,548.6
Total debt to total capital	28%	27%
Total debt and Series B preference shares to total capital	37%	36%
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
Series B Preference Shares
In connection with the closing of the merger of Sirius Group with Easterly Acquisition Corp. (the “Easterly Merger”) on November 5, 2018, Sirius Group issued 11,901,670 of the 15,000,000 authorized Series B preference shares, with a par value of $0.01 per share, to affiliated funds of Gallatin Point Capital, The Carlyle Group, Centerbridge Partners, L.P. and Bain Capital Credit (collectively, the "Preference Share Investors") as part of the private placement of Series B preference shares, common shares, and warrants in connection with the Easterly Merger. The Series B preference shares contain both a mandatory conversion and optional redemption features, with the optional redemption features allowing for settlement in either common shares or cash. Sirius Group accounts for the Series B preference shares outside of permanent equity as mezzanine equity in the Consolidated Balance Sheets as its ability to settle in common shares cannot be assured, and thus we presume that Sirius Group will be required to settle the Series B preference shares in cash, as if it were a redemption feature.
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

The Company adjusts the carrying value of the Series B preference shares to equal the redemption value at the end of each reporting period. As of June 30, 2020 and December 31, 2019, the balance of the Series B preference shares was $206 million and $223 million, respectively.
In April and May 2020, the Company received letters from the Preference Share Investors, including Notices of Redemption claiming that there has been a change in control of Sirius Group within the meaning of the Certificate of Designation of the Series B preference shares and demanding the redemption of all of their Series B preference shares. The Company has reviewed the Notices of Redemption and related attachments, and continued its inquiry into the matters asserted therein. In connection with that inquiry, the Company received a letter from CMIG International confirming that (i) CMIG International continues to own 100% of the outstanding equity of CM Bermuda, and there have been no transfers of any shares of CM Bermuda (or CMIG International) and (ii) there have been no transfers of the shares owned by CM Bermuda, in each case since the initial listing of the Company’s common shares in November 2018. In addition, the Company received a secretary’s certificate from CM Bermuda identifying CMIG International as CM Bermuda’s sole shareholder. CM Bermuda also provided a letter from its lead facility agent confirming on behalf of the lenders under CM Bermuda’s facility agreement that no default or event of default has been declared under the facility agreement and that the facility agent has not exercised any of the rights that may be available it under an event of default. The letter further confirms that at no time has any lender or any trustee appointed on behalf of a lender acquired direct or indirect beneficial ownership of any of the shares of Sirius Group, CM Bermuda, CMIG International or China Minsheng Investment Group Corp., Ltd. As a result of such inquiry, Sirius Group responded to the Preference Share Investors that it is not aware of any facts that would support the conclusion that an event has occurred that would result in a change in beneficial ownership of the shares of the Company owned by CM Bermuda that would give rise to a redemption right by the Preference Share Investors. As such, Sirius Group concluded and notified the Preference Share Investors that they are not entitled at this time to elect a redemption of any of their Series B preference shares.
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
Sirius International has other secured letter of credit and trust arrangements with various financial institutions to support its insurance operations. As of June 30, 2020 and December 31, 2019, these secured letter of credit and trust arrangements were collateralized by pledged assets and assets in trust of SEK 3.5 billion and SEK 3.4 billion, respectively, or $369 million and $363 million, respectively (based on the June 30, 2020 and December 31, 2019 SEK to USD exchange rates). As of June 30, 2020 and December 31, 2019, Sirius America Insurance Company's trust arrangements were collateralized by pledged assets and assets in trust of $48 million and $58 million, respectively. As of June 30, 2020 and December 31, 2019, Sirius Bermuda's letters of credit and trust arrangements were collateralized by pledged assets and assets in trust of $518 million and $784 million, respectively.
Revolving credit facility
In February 2018, Sirius Group, through its indirectly wholly-owned subsidiary SIG entered into a three-year, $300 million senior unsecured revolving credit facility (the "Facility"). The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements and retrocessional agreements. The Facility is subject to various affirmative, negative and financial covenants that Sirius Group considers to be customary for such borrowings, including certain minimum net worth, maximum debt to capitalization and financial strength rating standards. As of June 30, 2020, there were no outstanding borrowings under the Facility.
Debt and standby letter of credit facility covenants
As of June 30, 2020, Sirius Group was in compliance with all of the covenants under the 2017 SEK Subordinated Notes, the 2016 SIG Senior Notes, the Nordea Bank Abp, London Branch facility, and the DNB Bank ASA, Sweden Branch facility. In addition, as of June 30, 2020, Sirius Group was in compliance with all of the covenants under the Facility.
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
Contractual Obligations and Commitments
In the normal course of business, we are party to a variety of contractual obligations, summarized as of December 31, 2019 in our 2019 Annual Report. We consider these contractual obligations when assessing our liquidity requirements. During the six months ended June 30, 2020, other than as disclosed in Note 5. "Reserves for unpaid losses and loss adjustment expenses" in Sirius Group's unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q with respect to an increase in our reserve for loss and LAE reserves, and Note 10. "Debt and standby letters of credit facilities" in Sirius Group's unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q with respect to our long term debt obligations, there were no other material changes in our contractual obligations as disclosed in the table of contractual obligations, and related footnotes, included in our 2019 Annual Report.
Cash Flows
Sirius Group derives cash primarily from the net inflow of premiums less claim payments related to underwriting activities, from fee income, and from net investment income. The insurance and reinsurance business inherently provides liquidity, as premiums are received in advance of the time claims are paid. However, the amount of cash required to fund claim payments can fluctuate significantly from period to period, due to the low frequency and high severity nature of certain types of business we write. Sirius Group's remaining cash flows are generally reinvested in our investment portfolio. In addition, as previously disclosed, Sirius Group has access to the $300 million Facility that provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements and retrocessional agreements.

The following table summarizes our consolidated cash flows from operating, investing, and financing activities for the six months ended June 30, 2020 and 2019.

	Six months ended
(Millions)	June 30, 2020	June 30, 2019
Net cash provided from (used for)(1)
Operations	$72.4	$15.0
Investing activities	(13.4)	(12.8)
Financing activities	(5.5)	(0.1)
Effect of exchange rate changes on cash	0.8	(3.8)
Increase (decrease) in cash during year	$54.3	$(1.7)
(1)Refer to Consolidated Statements of Cash Flows included in Sirius Group's Unaudited Consolidated Financial Statements included in "Part I, Item 1. Financial Statements."
Cash flows from operations for the six months ended June 30, 2020 and 2019
Net cash provided from operations was $72 million and $15 million for the six months ended June 30, 2020 and 2019, respectively. Cash flows from operations increased $57 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to higher amounts of net premiums collected which were partially offset by higher net paid losses.
Long-term compensation items affecting cash flows from operations
For the six months ended June 30, 2020 and 2019, Sirius Group made long-term incentive payments totaling less than $1 million and $2 million, respectively.
For the six months ended June 30, 2020, Sirius Group made retention related award payments totaling $7 million that were issued to key employees in November 2019. See Note 13 "Share-based compensation" in Sirius Group's unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details and discussion.
Cash flows from investing and financing activities for the six months ended June 30, 2020 and 2019
Cash flows (used for) investing activities were $(13) million for each of the six months ended June 30, 2020 and 2019.

Cash flows (used for) financing activities were $(6) million for the six months ended June 30, 2020 and insignificant for the six months ended June 30, 2019.
Financing and other capital activities
On April 17, 2020, Sirius Group paid $6 million to WE B CEJS (formerly known as Armada Enterprise) as a contingent consideration payment for the Armada Earnout for performance related to the 2017 and 2018 underwriting years. See Note 3 "Significant Transactions" in Sirius Group's audited financial statements included in our 2019 Annual Report for further details and discussion with respect to the Armada Earnout.
During the six months ended June 30, 2020, Sirius Group paid $9 million of interest on the 2016 Senior Notes and $6 million of interest on the 2017 SEK Subordinated Notes.
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
As disclosed in our 2019 Annual Report, we believe that the material items requiring such subjective and complex estimates are our:
Loss and LAE Reserves
Fair Value Measurements
Goodwill
Premiums
Income Taxes
There have been no material changes to the Company's critical accounting estimates for the six months ended June 30, 2020. For additional information regarding our critical accounting estimates, refer to our 2019 Annual Report.

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
As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, Sirius Group's management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Sirius Group's disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Exchange Act to be recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Sirius Group's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Risks Related to COVID-19

The novel coronavirus (COVID-19) pandemic has adversely affected our business. Epidemics, pandemics, and other public health threats, including the ongoing COVID-19 pandemic, could have a material adverse effect on Sirius Group’s business, including our results of operations, financial position and/or liquidity, in a manner and to a degree that cannot be predicted.
In December 2019, the novel coronavirus (COVID-19) was reported in Wuhan, China, and the World Health Organization declared it a global health emergency on January 30, 2020. Since January 2020, the Company has been monitoring the impact of COVID-19 on Sirius Group's business. Beginning in March 2020, COVID-19 began to impact the global economy and the results of our operations. Because of the size and duration of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. The future impact of the pandemic on us is highly uncertain and cannot be predicted, but it could have a material adverse impact on the future results of operations, financial position and/or liquidity of Sirius Group. The extent of the impact, if any, will depend on future developments, including actions taken to contain COVID-19 and the uncertain impact of potential judicial, legislative and regulatory actions by local, state and national governmental and regulatory bodies. Risks presented by the ongoing effects of COVID-19 include the following:

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

•
Increased Risk of Loss. Sirius Group has experienced and may continue to experience an increased risk of loss in certain lines of business, including contingency, accident and health, workers ' compensation, trade credit, casualty and its property (re)insurance due to business interruption and global supply chains disruptions. For example, Sirius Group previously reported that we recorded $140 million of estimated ultimate losses in our underwriting losses related to the COVID-19 pandemic. During the second quarter 2020, we reviewed our inforce (re)insurance portfolios to reevaluate our estimate of ultimate losses from the COVID-19 pandemic, and as a result of new information and more detailed modeling, we increased our estimates by $13 million.  We have currently recorded losses of $57 million in its other property and property catastrophe excess reinsurance lines of business due to business interruption, and has experienced losses of $48 million pertaining to actual and projected canceled or postponed major events. Sirius Group may also experience elevated frequency and severity in its workers’ compensation lines related to compensable claims by workers who have suffered from injury or illness in the course of their employment. Sirius Group has experienced and may continue to experience risk of loss in its casualty business, including professional liability treaties that cover health care, hospitals, long term care providers and directors and officers. Sirius Group has experienced and may continue to experience losses resulting from mortality, increased medical expenses, and trip cancellation in its accident and health portfolio. The economic volatility may also lead to increased losses within the trade credit portfolio, and there may be additional future losses from COVID-19 which have not yet been reflected in Sirius Group’s estimates, if loss emergence varies from our current expectations. For further discussion of the risks and exposure related to unpredictable catastrophic events, see “Sirius Group is exposed to unpredictable catastrophic events that could adversely affect its results of operations and financial condition” included in Part I, Item 1A. "Risk Factors” in the Company’s 2019 Annual Report.

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

•
Investments. During the first quarter of 2020, Sirius Group experienced losses in its investment portfolio as a result of volatile markets, such as a decline in interest rates, a sharp decline in equity markets and a widening of credit risk spreads for bonds. In addition, the disruption in the financial markets caused by COVID-19 contributed to net unrealized investment losses, primarily due to the impact of changes in fair value on our equity investments and, to a lesser extent, change in unrealized losses in our fixed-income investment portfolio. While our investment portfolio improved during second quarter 2020, there is no guarantee that the losses experienced during first quarter 2020 will not occur again. Our corporate fixed income portfolio may also be adversely impacted by ratings downgrades, increased bankruptcies and credit spread widening in distressed industries, such as energy, gaming, lodging and leisure, autos, airlines and retail. In addition, in recent years, many state and local governments have been operating under deficits or projected deficits. These deficits may be exacerbated by the costs of responding to COVID-19 and reduced tax revenues due to adverse economic conditions. Our investment portfolio also includes residential mortgage-backed securities, commercial mortgage-backed securities and wholly-owned real estate, all of which could be adversely impacted by declines in real estate valuations and/or financial market disruption, including a heightened default risk on the underlying mortgages and on rent receivables. Further disruptions in global financial markets due to the continuing impact of COVID-19 could result in additional net realized investment losses, including potential impairments in our fixed income portfolio. Further disruptions in global financial markets could adversely impact our net investment income in future periods from our non-fixed income investment portfolio. For further discussion of the risks related to our investment portfolio, see “Sirius Group’s investment portfolio may suffer reduced returns or losses, which could adversely affect Sirius Group’s results of operations and financial condition. Adverse changes in interest rates, foreign currency exchange rates, equity markets, debt markets or market volatility could result in significant losses to the fair value of Sirius Group’s investment portfolio” and “Unexpected volatility or illiquidity associated with some of Sirius Group’s investments could significantly and negatively affect Sirius Group’s financial results, liquidity and ability to conduct business” included in Part I, Item 1A. "Risk Factors” in the Company’s 2019 Annual Report.

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

•
Further Ratings Downgrades. Third-party rating agencies assess and rate the financial strength, including claims-paying ability, of insurers and reinsurers. These ratings are based upon criteria established by the rating agencies and are subject to revision at any time at the sole discretion of the agencies. Rating agencies periodically evaluate Sirius Group to confirm that it continues to meet the criteria of the ratings previously assigned to Sirius Group. If the rating agencies determine that Sirius Group's operating performance has further deteriorated as a result of the COVID-19 pandemic, they could downgrade or withdraw Sirius Group's financial strength ratings which could have a material adverse effect on our results of operations, financial position and/or liquidity. For additional discussion on how a ratings downgrade can impact Sirius Group, see "Sirius Group is reliant on financial strength and creditworthiness ratings, and any downgrade or withdrawal of ratings and/or change in outlook may have a material adverse effect on Sirius Group's business, prospects, financial condition and results from operations" included in Part I, Item 1A. "Risk Factors” in the Company’s 2019 Annual Report.

•
Counterparty Credit Risk and Retrocessional Arrangements. A prolonged economic downturn due to the COVID-19 pandemic would increase our credit risk, reflecting our counterparty dealings with agents, brokers, customers and retrocessionaires. Certain of our policyholders and intermediaries, including reinsurance and retrocession counterparties, may not pay amounts owed to us due to insolvency or other reasons. Insolvency, liquidity problems, distressed financial condition due to the impact of the COVID-19 pandemic or the general effects of economic recession may increase the risk that policyholders or intermediaries, such as insurance brokers, may not pay a part of or the full amount of premiums owed to us, despite an obligation to do so. The terms of our contracts, or actions by our regulators, may not permit us to cancel our policies even though we have not received payment. We may further decide (or be obliged by regulation) to refund premiums already paid where it is judged that the COVID-19 pandemic has reduced the customer need for coverage. The COVID-19 pandemic could impact our ability to obtain reinsurance and retrocessional arrangements on favorable terms which could limit the amount of business we are willing to write or reduce our reinsurance protection for large loss events.  For a further discussion, see “Sirius Group’s reliance on intermediaries subjects it to the intermediaries’ credit risk” included in Part I, Item 1A. "Risk Factors” in the Company’s 2019 Annual Report.

•
Potential Adverse Judicial, Legislative and/or Regulatory Action. Like many reinsurers and insurers, we have exposure to losses from COVID-19-related claims, primarily in our property and contingency business. Whether the COVID-19 pandemic triggers coverage is dependent on specific policy language, terms and exclusions. However, certain domestic and international governmental authorities and regulatory bodies have proposed to take actions to address and contain the impact of the COVID-19 pandemic that may adversely affect Sirius Group. For example, we are subject to government and/or regulatory action that may seek to retroactively mandate coverage for losses which our (re)insurance policies were not designed or priced to cover. Currently, in some countries there is proposed legislation to require (re)insurers to cover business interruption claims irrespective of terms, exclusions or other conditions included in the policies that would otherwise preclude coverage. Should such proposed regulations and or legislation be implemented, our (re)insurance contracts may be interpreted to provide coverage for these business interruption losses, notwithstanding the fact that such losses fall outside of the terms and conditions of the underlying contracts. These and other future judicial, legislative or regulatory actions could have a material adverse impact on our results of operations, financial position and/ or liquidity and make it difficult to predict the total amount of losses we could incur as a result of the COVID-19 pandemic. In addition, a number of states in the United States have instituted, and others are considering instituting, changes designed to effectively expand workers' compensation coverage by creating presumptions of compensability of claims for certain types of workers. Regulatory restrictions or requirements could also impact pricing, risk selection and our rights and obligations with respect to our policies and insureds, including Sirius Group’s ability to cancel policies or Sirius Group’s right to collect premiums. In the United States, at least one state regulator has issued an order requiring insurers to issue premium refunds, and regulators in other states could take similar actions.

•
Operational Disruptions and Heightened Cybersecurity Risks. Sirius Group’s operations could be disrupted if key members of our senior management or a significant percentage of our workforce or the workforce of our agents, brokers, suppliers or third party providers are unable to continue to work because of illness, death, government directives or otherwise. Further, limitation on travel and social distancing requirements implemented in response to COVID-19 pandemic may challenge our ability to maintain our business relationships with our current clients and develop new client relationships and business which may impact our ability to write new insurance or reinsurance business and market our products and services as anticipated prior to COVID-19 pandemic. In addition, the interruption of our, or third party, system capabilities could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions. Having shifted to remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities. An extended period of remote work arrangements could strain our business continuity plans and could negatively affect our internal control over financial reporting as most of our employees are required to work from home. As a result, new processes, procedures and controls could be and have been required to respond to changes in our business environment. For a further discussion, see “Sirius Group may be unable to adequately maintain its systems and safeguard the security of the data it holds or the data held by its business partners and service providers, which may adversely impact Sirius Group’s ability to operate its business and cause reputational harm and financial loss” included in Part I, Item 1A. "Risk Factors” in the Company’s 2019 Annual Report.

•
Reputational Damage. We could experience reputational damage resulting from potential claims disputes and underwriting renewal actions that we may take in connection with the management of potential COVID-19 pandemic losses.

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
Risks Related to the Merger

Completion of the Merger is subject to the satisfaction or waiver of the conditions precedent to the consummation of the proposed Transactions involving the Company, TPRE and Merger Sub, including, without limitation, the receipt of shareholder and regulatory approvals (including approvals, authorizations and clearance by antitrust authorities and insurance regulators necessary to complete such proposed merger transaction) which may not be received on the terms desired or anticipated (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of such proposed merger transaction).

The consummation of the Merger is subject to the satisfaction or waiver of certain conditions, including, among others, (i) the affirmative vote in favor of the approval of the Merger Agreement, the Merger and the Statutory Merger Agreement by the holders of a majority of the voting power of the Company Shares and the Company’s Series B preference shares, voting together as a single class, that are present (in person or by proxy) at the Company shareholder meeting called for such purpose, (ii) the affirmative vote in favor of the approval of the issuance of TPRE Shares in the Merger as contemplated by the Merger Agreement (the “TPRE Share Issuance”) by the holders of at least a majority of the voting power of TPRE Shares that are present (in person or by proxy) at the TPRE shareholder meeting called for such purpose, (iii) the expiration or termination of any applicable waiting period (together with any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) and any other applicable antitrust laws, (iv) the receipt of certain approvals under applicable insurance laws, (v) the absence of any effective order issued by any governmental authority or court of competent jurisdiction or other legal restraint prohibiting or preventing the consummation of the Merger, (vi) in the case of each party’s obligation to effect the Merger, the absence of a material adverse effect with respect to the other party and its subsidiaries, taken as a whole, since the date of the Merger Agreement, (vii) in the case of each party’s obligation to effect the Merger, subject to certain materiality exceptions, the accuracy of the representations and warranties made by the other party, and compliance by the other party in all material respects with such party’s respective obligations under the Merger Agreement and (viii) other customary closing conditions.

Although each party has agreed to use respective efforts to obtain the requisite regulatory approvals, there can be no assurance that these approvals will be obtained and that the other conditions to completing the Merger will be satisfied. In addition, the governmental authorities from which the regulatory approvals are required may impose conditions on the completion of the Merger or require changes to the terms of the Merger or Merger Agreement. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying or impeding completion of the Merger or of imposing additional costs or limitations on the Company following completion of the Merger, any of which might have an adverse effect on the Company following completion of the Merger.

At the time of the execution and delivery of the Merger Agreement, CM Bermuda, which holds approximately 87% of the dispositive and voting power over the shares of the Company, entered into a Voting and Support Agreement pursuant to which CM Bermuda has agreed to vote or cause to be voted any of the Company Shares of which it is the beneficial or record owner in favor of the approval of the Merger, the other proposed Transactions, the Merger Agreement, the Statutory Merger Agreement, and any other matters necessary or reasonably requested by TPRE for consummation of the Merger and the other proposed Transactions. In addition, certain of TPRE’s directors and executive officers, including Mr. Daniel S. Loeb and certain entities affiliated with Mr. Loeb, entered into Voting and Support Agreements with the Company and TPRE pursuant to which such parties agreed to vote or cause to be voted any of the TPRE Shares of which such party is the beneficial or record owner in favor of the approval of the Merger, the other proposed Transactions, the Merger Agreement, the Statutory Merger Agreement, and any other matters necessary or reasonably requested by TPRE for consummation of the Merger and the Transactions. Accordingly, the Voting and Support Agreements make it more likely that the necessary shareholder approval will be received for the Merger but there is no guarantee that the Merger will be approved by a majority of the shareholders of TPRE. Failure to obtain TPRE shareholder approval for the

Merger could negatively impact the price of our common shares, and as a result our results of operations, financial position and/ or liquidity may be materially and adversely affected.

Lawsuits relating to the Merger, the other Proposed Transactions, circumstances arising prior to the announcement of the Merger or other matters could be filed against us and adversely impact our business, financial condition, operating results and share price and could delay, prevent or otherwise adversely impact the Merger Agreement or the combined company.

Litigation is common in connection with operation and acquisitions of public companies, regardless of any merits related to the claims. In the event lawsuits are filed against us related to the Merger, the other proposed Transactions or circumstances arising prior to the announcement of the Merger, the outcome of the lawsuits could be uncertain, and we may not be successful in defending against any such claims. Prior to the announcement of the Merger, Sirius Group received correspondence from shareholders, including the Series B preference shareholders, asserting various claims against the Board of Directors of the Company including, among other things, that the Board violated its fiduciary duties, and breached Sirius Group’s obligations pursuant to the Certificate of Designation and Shareholders Agreement. While the shareholders have not filed a lawsuit, the shareholders have reserved their rights to pursue all available remedies, including without limitation, claims for breaches of the Certificate of Designation and the Shareholders Agreement, shareholder oppression, fraud and all other legal and equitable remedies and forms of relief under Bermuda, New York, Delaware and other applicable law. While we will defend against any such lawsuits, as appropriate, the costs of the defense of such actions and other effects of such litigation could have an adverse effect on our business, financial condition, operating results and trading price of the Company's common shares, and could ultimately delay, prevent or otherwise adversely impact the Merger or the combined company.

We could experience unanticipated negative reactions of rating agencies in response to the Merger and other proposed Transactions.

Third-party rating agencies assess and rate the financial strength, including claims-paying ability, of insurers and reinsurers. These ratings are based upon criteria established by the rating agencies and are subject to revision at any time at the sole discretion of the agencies. Rating agencies periodically evaluate Sirius Group to confirm that it continues to meet the criteria of the ratings previously assigned to Sirius Group. If the rating agencies determine that the Merger and other proposed Transactions will negatively impact the combined company's operating performance, they could downgrade or withdraw Sirius Group's financial strength ratings which could have a material adverse effect on our results of operations, financial position and/or liquidity. For additional discussion on how a ratings downgrade can impact Sirius Group, see "Sirius Group is reliant on financial strength and creditworthiness ratings, and any downgrade or withdrawal of ratings and/or change in outlook may have a material adverse effect on Sirius Group's business, prospects, financial condition and results from operations" included in Part I, Item 1A. "Risk Factors” in the Company’s 2019 Annual Report.

Unanticipated difficulties and expenses related to the Merger and other proposed Transactions could be significant and could have an adverse effect on our business, financial condition and operating results. In addition, termination of the Merger Agreement could negatively impact our financial condition and the share price of our common shares.

We have incurred and expect to continue to incur significant expenses in connection with the negotiation and completion of the Transactions. The substantial majority of non-recurring expenses will consist of transaction costs related to the Merger and include, among others, employee retention costs, fees paid to financial, legal and accounting advisors, severance and benefit costs and filing fees. If the Merger is not consummated, we may under certain circumstances be required to pay to TPRE a termination fee of approximately $50 million and/or reimburse TPRE for its incurred out-of-pocket expenses. The costs incurred in connection with the Transactions, other unanticipated costs and expenses, and/or the termination of the Merger Agreement, including a termination fee of $50 million, could adversely affect our business, financial condition, operating results and share price.

Uncertainties associated with the Merger may cause a loss of management and other key employees and disrupt our business relationships, which could adversely affect our business.

Uncertainty about the effect of the Merger on our employees and our clients may have an adverse effect on our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter. Employee retention may be particularly challenging during the pendency of the Merger, as employees of the Company may experience uncertainty about their future roles with the combined company.  If key employees depart and as we face additional uncertainties relating to the Merger, our business relationships may be subject to disruption as brokers, insurers, cedants and other third parties attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than the Company, TPRE or the combined company.  If key employees depart or if our existing business relationships suffer, our results of operations may be adversely affected. These effects may be exacerbated as a result of the announcement that our President & Chief Executive Officer and our Chief Strategy Officer & General Counsel will be stepping down from their respective roles as of the closing date of the Merger. The adverse effects of such disruptions could be further exacerbated by any delay in the completion of the Merger.

While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could have an adverse effect on our business, financial condition and operating results.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion or termination of the Merger, generally requiring us to conduct our business in the ordinary course and subjecting us to a variety of specified limitations absent TPRE's prior written consent. We may find that these and other contractual restrictions in the Merger Agreement may delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. The pendency of the Merger may also divert management’s attention and our resources from ongoing business and operations. If any of these effects were to occur, it could have an adverse effect on our business, financial condition and operating results.

If our shareholders elect to receive the Share & CVR Election as merger consideration, the number of common shares of TPRE that such shareholders will receive in the Merger is based on a fixed exchange ratio. If our shareholders elect to receive the Mixed Election as merger consideration, the number of common shares and preference shares of TPRE that shareholders will receive in the Merger is based on an exchange ratio subject to a limited adjustment that may not fully reflect fluctuations in the value of TPRE's common shares. Because the market price of TPRE's common shares will fluctuate, our shareholders cannot be certain of the value of the portion of the merger consideration to be paid in TPRE common shares or preference shares.

Upon completion of the Merger, each issued and outstanding common share, par value $0.01 per share, of the Company Shares will be converted into the right to receive, at the election of the holder thereof, (i) the Cash Election, (ii) (A) 0.743 of TPRE Shares and (B) one CVR, which will represent the right to receive a contingent cash payment, and which, taken together with the fraction of the TPRE Share received, guarantee that on the second anniversary of the closing date of the Merger, the electing shareholder will have received equity and cash of at least $13.73 per share, or (iii) (A) $0.905 in cash, (B) a number of TPRE Shares equal to the Mixed Election Common Shares Exchange Ratio (as such term is defined in the Merger Agreement), (C) a number of newly issued TPRE Preference Shares equal to the Mixed Election Preference Shares Exchange Ratio (as such term is defined in the Merger Agreement), (D) 0.190 of a Warrant and (E) an Upside Right issued by TPRE.

The exchange ratio for determining the number of TPRE Shares our shareholders who elect to receive the Share & CVR Election will receive in the Merger is fixed and will not be adjusted for changes in the market price of TPRE Shares, which will likely fluctuate before and after the completion of the Merger. The exchange ratio for determining the number of TPRE Shares and TPRE Preference Shares our shareholders who elect to receive the Mixed Election will receive in the Merger will each be subject to a collar based on the volume weighted average price of TPRE Shares measured over the 15 trading days ending on the third trading day prior to the effective time of the Merger, but such adjustment may not fully reflect fluctuations in the value of the TPRE Shares before the completion of the Merger. Fluctuations in the value of TPRE Shares could result from changes in the business, operations or prospects of TPRE prior to or following the closing of the Merger, regulatory considerations, general market and economic conditions and other factors both within and beyond the control of us or TPRE. In addition, there is no guarantee that on the second anniversary of the closing date of the Merger that the contingent value right will deliver additional value to shareholders that make this election.

The Merger Agreement prohibits us from pursuing alternative transactions to the Merger and this prohibition prevents Sirius Group from affirmatively seeking offers from other possible acquirers that may be superior to the Merger. In addition, Sirius Group may not terminate the Merger Agreement without CMIG International and CM Bermuda's approval.

The Merger Agreement prohibits the Company and our subsidiaries and to cause our directors, executive officers and employees from initiating, soliciting, knowingly encouraging, knowingly facilitating or entering into discussions or negotiations with any third party regarding alternative acquisition proposals. This provision prevents us from affirmatively seeking offers from other possible acquirers that may be superior to the pending Merger.

In addition, Sirius Group entered into a Transaction Matters Letter Agreement on August 6, 2020, with TPRE, CMIG International and CM Bermuda, pursuant to which, among other things and subject to the terms and conditions thereof, Sirius Group has agreed to pay for and reimburse CMIG International and CM Bermuda for certain legal expenses incurred by CMIG International and CM Bermuda in connection with the Transactions and the related sales process or other discussions between CMIG International, CM Bermuda and Sirius Group occurring on or after March 6, 2020, and TPRE has agreed to assume such remaining payment obligations of the Company following the closing of the Merger. Under the terms of the Transaction Matters Letter Agreement,

Sirius Group is not permitted to terminate or threaten to terminate the Merger Agreement following a change by the TPRE board of directors of its recommendation to TPRE’s shareholders in favor of the TPRE Share Issuance without the prior written consent of CM Bermuda and CMIG International.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

2.1
Agreement and Plan of Merger, dated as of August 6, 2020, by and among Sirius International Insurance Group, Ltd., Third Point Reinsurance Ltd. and Yoga Merger Sub Limited (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Sirius International Insurance Group, Ltd. on August 10, 2020).*

3.1
Memorandum of Association of Sirius International Insurance Group, Ltd, as amended. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by Sirius International Insurance Group, Ltd. on March 14, 2019).

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

10.9.1	Sirius International Insurance Group, Ltd. 2018 Omnibus Incentive Plan- Form of Restricted Share Unit Award Notice for Directors.†

10.9.2	Letter Agreement by and between Sirius International Insurance Group, Ltd. and Gene Boxer, dated August 6, 2020.†

10.9.3	Letter Agreement by and between Sirius International Insurance Group, Ltd. and Kernan V. Oberting, dated August 6, 2020. †

31.1	Certification of Kernan "Kip" V. Oberting, Chief Executive Officer of Sirius International Insurance Group, Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Ralph Salamone, Chief Financial Officer of Sirius International Insurance Group, Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

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

99.1
Voting and Support Agreement, dated as of August 6, 2020, by and among CM Bermuda Limited, CMIG International Holding Pte. Ltd., Sirius International Insurance Group, Ltd. and Third Point Reinsurance Ltd. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Sirius International Insurance Group, Ltd. on August 10, 2020).

99.2
Voting and Support Agreement, dated as of August 6, 2020, by and among Daniel S. Loeb, The 2010 Loeb Family Trust, Third Point Advisors LLC, Third Point Opportunities Master Fund L.P. and the 2011 Loeb Family GST Trust, Sirius International Insurance Group, Ltd. and Third Point Reinsurance Ltd. (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Sirius International Insurance Group, Ltd. on August 10, 2020).

99.3
Voting and Support Agreement, dated as of August 6, 2020, by and among Sirius International Insurance Group, Ltd., Third Point Reinsurance Ltd. and certain of the directors and officers of Third Point Reinsurance Ltd. (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed by Sirius International Insurance Group, Ltd. on August 10, 2020).

99.4	Form of Warrant Agreement (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed by Sirius International Insurance Group, Ltd. on August 10, 2020).

99.5	Contingent Value Rights Agreement (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K filed by Sirius International Insurance Group, Ltd. on August 10, 2020).

99.6	Form of Upside Rights (incorporated by reference to Exhibit 99.6 to the Current Report on Form 8-K filed by Sirius International Insurance Group, Ltd. on August 10, 2020).

99.7
Form of Certificate of Designation of Series A Preference Shares, par value $0.10 per share, of Third Point Reinsurance Ltd. (incorporated by reference to Exhibit 99.7 to the Current Report on Form 8-K filed by Sirius International Insurance Group, Ltd. on August 10, 2020).

99.8
Transaction Matters Letter Agreement, dated as of August 6, 2020, by and among Sirius International Insurance Group, Ltd., Third Point Reinsurance Ltd., CMIG International Holding Pte. Ltd. and CM Bermuda Limited (incorporated by reference to Exhibit 99.8 to the Current Report on Form 8-K filed by Sirius International Insurance Group, Ltd. on August 10, 2020).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission.
†	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIRIUS INTERNATIONAL INSURANCE GROUP, LTD. (Registrant)

Date: August 12, 2020	By:	/s/ KERNAN "KIP" V. OBERTING
Kernan "Kip" V. Oberting President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2020	By:	/s/ RALPH A. SALAMONE
Ralph A. Salamone Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)