Form 10-Q
period 2020-09-30
Sirius International Insurance Group, Ltd.
filed 2020-11-09
CIK 1744894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________
Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒  Smaller reporting company ☒  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
At October 31, 2020, there were 115,299,341 Common Shares, $0.01 par value per share, of the registrant outstanding.

SIRIUS INTERNATIONAL INSURANCE GROUP, LTD.

PART I. FINANCIAL INFORMATION
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements about the future financial condition, results of operations and operating activities of Sirius International Insurance Group, Ltd. (the "Company" and, together with its subsidiaries, "Sirius Group"), including impacts of the COVID-19 pandemic on its business, operations and loss reserve estimates. Forward-looking statements are typically identified by words such as "plan," "believe," "expect," "anticipate," "intend," "outlook," "estimate," "forecast," "project," "target," "continue," "could," "may," "might," "will," "possible," "potential," "predict," "should," "would," "seeks," "likely" and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements are based on the current expectations of the management of the Company and speak only as of the date of this Quarterly Report on Form 10-Q. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following:
•the continued impact of the COVID-19 pandemic on Sirius Group’s business, operations and loss reserve estimates;
•the effect of judicial, legislative and regulatory actions to address and contain the impact of COVID-19;
•the uncertainty as to the estimate of ultimate industry loss claims;
•the general economic conditions and market conditions in the markets in which Sirius Group operates;
•Sirius Group's exposure to unpredictable catastrophic and casualty events and unexpected accumulations of attritional losses;
•increased competition from existing insurers and reinsurers and from alternative capital providers, such as insurance-linked funds and collateralized special purpose insurers;
•decreased demand for Sirius Group's insurance or reinsurance products, consolidation and cyclical changes in the insurance and reinsurance industry;
•the inherent uncertainty of estimating loss and loss adjustment expenses reserves, including asbestos and environmental reserves, and the possibility that such reserves may be inadequate to cover Sirius Group's ultimate liability for losses;
•a decline in or withdrawal of Sirius Group's operating subsidiaries' ratings with rating agencies;
•the exposure of Sirius Group's investments to interest rate, credit, equity risks and market volatility, which may limit Sirius Group's net income and may affect the adequacy of its capital and liquidity;
•losses related to cyber-attacks on Sirius Group's information technology systems;
•the impact of various risks associated with transacting business in foreign countries, including foreign currency exchange-rate risk and political risks on investments in, and revenues from, Sirius Group's operations outside the U.S.;
•the possibility that Sirius Group may become subject to additional onerous governmental or regulatory requirements or fail to comply with applicable regulatory and solvency requirements;
•Sirius Group's significant deferred tax assets may become materially impaired as a result of insufficient taxable income or a reduction in applicable corporate tax rates or other change in applicable tax law;
•a decrease in the fair value of Global A&H and/or Sirius Group's intangible assets may result in future impairments;
•the limited liquidity and trading of the Company's securities;

•China Minsheng Investment Group Corp., Ltd. ("CMIG") and CMIG International Holding Pte. Ltd.'s status as indirect and direct majority shareholders, including their affiliates' liquidity issues, and actions taken by CMIG, CMIG International Holding Pte. Ltd. or any other parties in interest in connection with such liquidity issues including ownership changes;
•Sirius Group's status as a publicly traded company, foreign private issuer and controlled company;
•the consequences of the written resolution of Sirius Group's majority shareholder which may prohibit the Board of Sirius Group from issuing any form of equity without shareholder approval;
•the impact of lawsuits initiated by minority shareholders, including lawsuits claiming that they are being unfairly oppressed by Sirius Group’s majority shareholder or lawsuits claiming a right of redemption of the Series B preference shares;
•the satisfaction or waiver of the conditions precedent to the consummation of the proposed transactions described in an Agreement and Plan of Merger entered into by and among the Company, Third Point Reinsurance Ltd.("TPRE") and Yoga Merger Sub Limited dated August 6, 2020 and the terms and conditions included in a statutory merger agreement (collectively, the "Transactions"), including, without limitation, the receipt of shareholder and regulatory approvals (including approvals, authorizations and clearance by antitrust authorities and insurance regulators necessary to complete such proposed Transactions) on the terms desired or anticipated (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of such proposed Transactions);
•unanticipated difficulties or expenditures relating to such proposed Transactions;
•risks relating to the value of the shares of TPRE to be issued in such proposed Transactions;
•unanticipated negative reactions of rating agencies in response to such proposed Transactions;
•disruptions of the Company’s and TPRE’s current plans, operations and relationships with third persons caused by the announcement and pendency of such proposed Transactions, including, without limitation, the ability of the combined company to hire and retain any personnel;
•legal proceedings that may be instituted against the Company and TPRE following announcement of such proposed Transactions; and
•other risks identified elsewhere in this Quarterly Report on Form 10-Q, the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and in the Company's other filings with the U.S. Securities and Exchange Commission.
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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Sirius International Insurance Group, Ltd.
Consolidated Balance Sheets
As at September 30, 2020 and December 31, 2019

(Expressed in millions of U.S. dollars, except share information)	September 30, 2020	December 31, 2019
	Unaudited
Assets
Fixed maturity investments, trading, at fair value (Amortized cost 2020: $1,932.7; 2019: $1,656.6)	$1,958.9	$1,681.0
Short-term investments, at fair value (Amortized cost 2020: $1,145.4; 2019: $1,090.8)	1,132.6	1,085.2
Equity securities, trading, at fair value (Cost 2020: $170.0; 2019: $379.2)	158.7	405.2
Other long-term investments, at fair value (Cost 2020: $327.5; 2019: $315.4)	388.0	346.8
Cash	168.4	136.3
Restricted cash	15.8	14.3
Total investments and cash	3,822.4	3,668.8
Accrued investment income	8.9	11.2
Insurance and reinsurance premiums receivable	789.0	730.1
Reinsurance recoverable on unpaid losses	482.5	410.3
Reinsurance recoverable on paid losses	70.4	73.9
Funds held by ceding companies	244.1	293.9
Ceded unearned insurance and reinsurance premiums	172.5	162.0
Deferred acquisition costs	145.2	148.2
Deferred tax asset	158.4	166.7
Accounts receivable on unsettled investment sales	19.1	6.7
Goodwill	400.8	400.8
Intangible assets	168.0	179.8
Other assets	151.5	161.4
Total assets	$6,632.8	$6,413.8
Liabilities
Loss and loss adjustment expense reserves	$2,672.9	$2,331.5
Unearned insurance and reinsurance premiums	759.4	708.0
Ceded reinsurance payable	270.3	244.7
Funds held under reinsurance treaties	156.5	169.1
Deferred tax liability	213.6	205.9
Debt	695.8	685.2
Accounts payable on unsettled investment purchases	29.9	2.3
Other liabilities	175.9	201.3
Total liabilities	4,974.3	4,548.0
Commitments and contingencies (see Note 19)
Mezzanine equity
Series B preference shares	197.5	223.0
Common shareholders' equity
Common shares (shares issued and outstanding, 2020 & 2019: 115,299,341)	1.2	1.2
Additional paid-in surplus	1,099.9	1,098.2
Retained earnings	564.5	778.5
Accumulated other comprehensive (loss)	(206.4)	(237.5)
Total common shareholders' equity	1,459.2	1,640.4
Non-controlling interests	1.8	2.4
Total equity	1,461.0	1,642.8
Total liabilities, mezzanine equity, and equity	$6,632.8	$6,413.8
See Notes to Consolidated Financial Statements

Sirius International Insurance Group, Ltd.
Consolidated Statements of (Loss) Income
For the three and nine months ended September 30, 2020 and 2019
Unaudited

	Three months ended September 30,		Nine months ended September 30,
(Expressed in millions of U.S. dollars, except share and per share information)	2020	2019	2020	2019
Revenues
Net earned insurance and reinsurance premiums	$372.6	$374.2	$1,177.1	$1,056.8
Net investment income	1.7	22.8	30.0	67.3
Net realized investment (losses) gains	(3.8)	15.3	23.6	39.9
Net unrealized investment gains (losses)	31.2	53.9	(3.9)	143.4
Net foreign exchange (losses) gains	(21.3)	4.9	(18.9)	9.4
Other revenue	15.8	16.3	30.3	51.3
Total revenues	396.2	487.4	1,238.2	1,368.1
Expenses
Loss and loss adjustment expenses	305.4	348.6	972.8	810.5
Insurance and reinsurance acquisition expenses	83.6	75.1	236.4	215.4
Other underwriting expenses	41.3	35.4	115.6	106.2
General and administrative expenses	34.4	28.0	90.4	80.6
Intangible asset amortization expenses	3.9	3.9	11.8	11.8
Interest expense on debt	8.1	7.7	23.8	23.3
Total expenses	476.7	498.7	1,450.8	1,247.8
Pre-tax income (loss)	(80.5)	(11.3)	(212.6)	120.3
Income tax (expense) benefit	(23.5)	3.7	(19.9)	(15.6)
Net (loss) income	(104.0)	(7.6)	(232.5)	104.7
(Income) attributable to non-controlling interests	(0.2)	(0.4)	(0.2)	(1.6)
(Loss) income attributable to Sirius Group	(104.2)	(8.0)	(232.7)	103.1
Change in carrying value of Series B preference shares	8.7	5.3	25.5	(3.9)
Net (loss) income attributable to Sirius Group's common shareholders	$(95.5)	$(2.7)	$(207.2)	$99.2
Net (loss) income per common share and common share equivalent
Basic earnings per common share and common share equivalent	$(0.83)	$(0.02)	$(1.80)	$0.78
Diluted earnings per common share and common share equivalent	$(0.83)	$(0.06)	$(1.83)	$0.78
Weighted average number of common shares and common share equivalents outstanding:
Basic weighted average number of common shares and common share equivalents outstanding	115,297,945	115,251,853	115,279,197	115,225,942
Diluted weighted average number of common shares and common share equivalents outstanding	115,297,945	127,153,523	127,180,867	115,619,222
See Notes to Consolidated Financial Statements

Sirius International Insurance Group, Ltd.
Consolidated Statements of Comprehensive (Loss) Income
For the three and nine months ended September 30, 2020 and 2019
Unaudited

	Three months ended September 30,		Nine months ended September 30,
(Expressed in millions of U.S. dollars)	2020	2019	2020	2019
Comprehensive (loss) income
Net (loss) income	$(104.0)	$(7.6)	$(232.5)	$104.7
Other comprehensive income (loss)
Change in foreign currency translation, net of tax	37.5	(42.3)	31.1	(69.0)
Total other comprehensive income (loss)	37.5	(42.3)	31.1	(69.0)
Comprehensive (loss) income	(66.5)	(49.9)	(201.4)	35.7
Net (income) attributable to non-controlling interests	(0.2)	(0.4)	(0.2)	(1.6)
Comprehensive (loss) income attributable to Sirius Group	$(66.7)	$(50.3)	$(201.6)	$34.1
See Notes to Consolidated Financial Statements

Sirius International Insurance Group, Ltd.
Consolidated Statements of Shareholders' Equity
For the three and nine months ended September 30, 2020 and 2019
Unaudited

	Three months ended September 30,		Nine months ended September 30,
(Expressed in millions of U.S. dollars)	2020	2019	2020	2019
Common shares
Balance at beginning and end of period	$1.2	$1.2	$1.2	$1.2
Additional paid-in surplus
Balance at beginning of period	1,102.4	1,093.5	1,098.2	1,089.1
Share-based compensation	(2.5)	3.4	1.7	7.9
Other, net	—	0.1	—	—
Balance at end of period	1,099.9	1,097.0	1,099.9	1,097.0
Retained earnings
Balance at beginning of period	660.0	918.5	778.5	816.6
Cumulative effect of an accounting change	—	—	(6.8)	—
Balance at beginning of period, as adjusted	660.0	918.5	771.7	816.6
Net (loss) income	(104.0)	(7.6)	(232.5)	104.7
Loss (income) attributable to non-controlling interests	(0.2)	(0.4)	(0.2)	(1.6)
Change in carrying value of Series B preference shares	8.7	5.3	25.5	(3.9)
Balance at end of period	564.5	915.8	564.5	915.8
Accumulated other comprehensive (loss)
Balance at beginning of period	(243.9)	(229.1)	(237.5)	(202.4)
Accumulated net foreign currency translation (losses)
Balance at beginning of period	(243.9)	(229.1)	(237.5)	(202.4)
Net change in foreign currency translation	37.5	(42.3)	31.1	(69.0)
Balance at the end of period	(206.4)	(271.4)	(206.4)	(271.4)
Balance at the end of period	(206.4)	(271.4)	(206.4)	(271.4)
Total common shareholders' equity	$1,459.2	$1,742.6	$1,459.2	$1,742.6
Non-controlling interests	1.8	3.4	1.8	3.4
Total equity	$1,461.0	$1,746.0	$1,461.0	$1,746.0
See Notes to Consolidated Financial Statements

Sirius International Insurance Group, Ltd.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2020 and 2019
Unaudited

	Nine months ended September 30,
(Expressed in millions of U.S. dollars)	2020	2019
Cash flows from operating activities:
Net (loss) income	$(232.5)	$104.7
Adjustments to reconcile net income to net cash provided from operations:
Net realized and unrealized investment losses (gains)	(19.7)	(183.3)
Amortization of premium on fixed maturity investments	3.8	(4.7)
Amortization of intangible assets	11.8	11.8
Depreciation and other amortization	5.0	6.3
Share-based compensation	1.7	7.9
Revaluation of contingent consideration	0.6	—
Net gain on sale of consolidated affiliate	(0.9)	—
Other operating items:
Net change in loss and loss adjustment expense reserves	296.8	274.1
Net change in reinsurance recoverable on paid and unpaid losses	(46.1)	(82.0)
Net change in funds held by ceding companies	54.3	(61.5)
Net change in unearned insurance and reinsurance premiums	24.0	212.4
Net change in ceded reinsurance payable	9.7	73.3
Net change in ceded unearned insurance and reinsurance premiums	0.5	(32.4)
Net change in insurance and reinsurance premiums receivable	(30.7)	(269.4)
Net change in deferred acquisition costs	6.4	(22.5)
Net change in funds held under reinsurance treaties	(15.7)	33.1
Net change in current and deferred income taxes, net	21.1	(4.8)
Net change in other assets and liabilities, net	25.4	24.9
Net cash provided from operating activities	115.5	87.9
Cash flows from investing activities:
Net change in short-term investments	(5.5)	(285.8)
Sales of fixed maturities and convertible fixed maturity investments	380.6	430.7
Maturities, calls, and paydowns of fixed maturity and convertible fixed maturity investments	223.5	239.4
Sales of common equity securities	858.5	212.6
Distributions, redemptions, and maturities of other long-term investments	22.8	53.6
Return of principal on loan participations	1.4	—
Sale of consolidated affiliate, net of cash sold	11.2	—
Contributions to other long-term investments	(30.5)	(46.5)
Purchases of common equity securities	(653.3)	(174.9)
Purchases of fixed maturities and convertible fixed maturity investments	(870.2)	(504.4)
Purchases of loan participation	(10.0)	—
Net change in unsettled investment purchases and sales	15.4	23.7
Other, net	(2.5)	0.8
Net cash (used for) investing activities	(58.6)	(50.8)
Cash flows from financing activities:
Payment of contingent consideration	(28.4)	—
Cash dividends paid to non-controlling interests	(1.0)	—
Change in collateral held on Interest Rate Cap	—	(0.1)
Net cash (used for) financing activities	(29.4)	(0.1)
Effect of exchange rate changes on cash	6.1	(9.4)
Net increase (decrease) in cash during period	33.6	27.6
Cash, restricted cash, and cash held for sale balance at beginning of period	150.6	132.2
Cash, restricted cash, and cash held for sale balance at end of period	$184.2	$159.8
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
The accompanying Unaudited Consolidated Financial Statements at September 30, 2020, have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. The accompanying Unaudited Consolidated Financial Statements present the consolidated results of operations, financial condition, and cash flows of the Company and its subsidiaries and those entities in which the Company has control and a majority economic interest as well as those variable interest entities ("VIEs") that meet the requirements for consolidation. All significant intercompany transactions have been eliminated in consolidation.
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
As a result of the adoption of the new guidance, Sirius Group estimated a total CECL allowance of $14.9 million. The adoption of this guidance did not materially impact our results of operations or cash flows. Due to the adoption of the standard using the retrospective cumulative-effect adjustment method, the Company recorded a $(6.8) million cumulative-effect adjustment net of taxes to its opening retained earnings. (See Note 7.)

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
Note 3. Significant transactions

Merger Agreement with Third Point Reinsurance, Ltd.

On August 6, 2020, the Company announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Third Point Reinsurance Ltd., a Bermuda exempted company (“TPRE”), and Yoga Merger Sub Limited, a Bermuda exempted company and a wholly owned subsidiary of TPRE (“Merger Sub”). The Merger Agreement provides, among other things, that, upon the terms and subject to the conditions set forth in the Merger Agreement and a Statutory Merger Agreement to be executed by the Company, TPRE and Merger Sub (the “Statutory Merger Agreement”), Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of TPRE (the “Merger”). The Merger Agreement, the Statutory Merger Agreement, and the consummation of the transactions contemplated by the Merger Agreement and the Statutory Merger Agreement, including the Merger (the “Transactions”), have been unanimously approved by the board of directors of each of the Company and TPRE. The consummation of the Transactions is expected to occur during the first quarter of 2021, subject to the satisfaction or waiver of applicable closing conditions.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited
Under the terms of the Merger Agreement, as of the effective time of the Merger, each issued and outstanding common share, par value $0.01 per share, of the Company (“Company Shares”) will be converted into the right to receive, at the election of the holder thereof, (i) $9.50 in cash, or (ii) (A) 0.743 of a common share, par value $0.10 per share, of TPRE (“TPRE Shares”) and (B) one contractual contingent value right (each, a “CVR”), which will represent the right to receive a contingent cash payment, and which, taken together with the fraction of the TPRE Share received, guarantee that on the second anniversary of the closing date of the Merger, the electing shareholder will have received equity and cash with a value of at least $13.73 per share (the “Share & CVR Election”), or (iii) (A) $0.905 in cash, (B) a number of TPRE Shares equal to the Mixed Election Common Shares Exchange Ratio (as such term is defined in the Merger Agreement), (C) a number of newly issued Series A preference shares of TPRE (“TPRE Preference Shares”) equal to the Mixed Election Preference Shares Exchange Ratio (as such term is defined in the Merger Agreement), (D) 0.190 of a warrant issued by TPRE and (E) $0.905 aggregate principal amount of a right issued by TPRE (the “Mixed Election”). Elections must be made no later than ten (10) Business Days (as defined in the Merger Agreement) prior to the closing of the Transactions. Pursuant to the Voting and Support Agreement dated August 6, 2020 among CM Bermuda Limited ("CM Bermuda"), CMIG International Holding Pte. Ltd. (“CMIG International”), the Company and TPRE, CM Bermuda, whose parent company is CMIG International, has agreed to make the Mixed Election. Holders of Company Shares who do not make an election will be deemed to have made the Share & CVR Election. No fractional TPRE Shares or TPRE Preference Shares will be issued in the Merger, and holders of Company Shares will receive cash in lieu of any fractional TPRE Shares or TPRE Preference Shares. Dissenting Company shareholders will be entitled to exercise appraisal rights under Bermuda law.
The consummation of the Merger is subject to the satisfaction or waiver of certain conditions, including, among others, (i) the affirmative vote in favor of the approval of the Merger Agreement, the Merger and the Statutory Merger Agreement by the holders of a majority of the voting power of the Company Shares and the Company’s Series B preference shares, voting together as a single class, that are present (in person or by proxy) at the Company shareholder meeting called for such purpose, (ii) the affirmative vote in favor of the approval of the issuance of TPRE Shares in the Merger as contemplated by the Merger Agreement (the “TPRE Share Issuance”) by the holders of at least a majority of the voting power of TPRE Shares that are present (in person or by proxy) at the TPRE shareholder meeting called for such purpose, (iii) the expiration or termination of any applicable waiting period (together with any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and any other applicable antitrust laws, (iv) the receipt of certain approvals under applicable insurance laws, (v) the absence of any effective order issued by any governmental authority or court of competent jurisdiction or other legal restraint prohibiting or preventing the consummation of the Merger, (vi) in the case of each party’s obligation to effect the Merger, the absence of a material adverse effect with respect to the other party and its subsidiaries, taken as a whole, since the date of the Merger Agreement, (vii) in the case of each party’s obligation to effect the Merger, subject to certain materiality exceptions, the accuracy of the representations and warranties made by the other party, and compliance by the other party in all material respects with such party’s respective obligations under the Merger Agreement and (viii) other customary closing conditions.
Sirius Group incurred various legal, advisory, and other consulting costs associated with the proposed Merger of $10 million, which are included in the Company's financial condition or results of operations as of and for the three and nine months ended September 30, 2020. As part of the amount incurred, $2.2 million is in connection with the Transaction Matters Letter Agreement entered into by Sirius Group, TPRE, CM Bermuda and CMIG International on August 6, 2020. (See Note 18.)
Empire Insurance Company

On July 7, 2020, Sirius Group sold 100% of the common shares of Empire Insurance Company (“Empire”) to Physicians' Reciprocal Insurers. Sirius Group received $11.4 million of proceeds and recognized a $0.9 million gain on the sale of Empire.

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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited
Note 4. Segment information
On December 31, 2019, Sirius Group completed an internal reorganization and, beginning on January 1, 2020, Sirius Group's reportable segments consist of four reportable segments – Global Reinsurance, Global Accident & Health ("Global A&H"), U.S. Specialty, and Runoff & Other. The accounting policies of the reportable segments are the same as those used for the preparation of the Company's consolidated financial statements.
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

Workers' Compensation is a state-mandated insurance program that provides medical, disability, survivor, burial, and rehabilitation benefits to employees who are injured or killed due to a work-related injury or illness.
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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited
The following tables summarize the segment results for the three months ended September 30, 2020 and 2019:

	For the three months ended September 30, 2020
(Expressed in millions of U.S. dollars)	Global Reinsurance	Global A&H	U.S. Specialty	Runoff & Other	Corporate Eliminations	Total
Gross written premiums	$248.2	$88.8	$22.6	$(3.6)	$—	$356.0
Net written premiums	$192.2	$72.2	$20.5	$(2.6)	$—	$282.3
Net earned insurance and reinsurance premiums	$243.5	$114.3	$17.2	$(2.4)	$—	$372.6
Loss and allocated LAE(1)	(194.5)	(84.6)	(11.1)	(1.1)	—	(291.3)
Insurance and reinsurance acquisition expenses	(51.8)	(36.6)	(4.0)	(0.8)	9.6	(83.6)
Technical (loss) profit	(2.8)	(6.9)	2.1	(4.3)	9.6	(2.3)
Unallocated LAE(2)	(7.7)	(0.5)	(0.2)	(1.0)	(4.7)	(14.1)
Other underwriting expenses	(25.3)	(5.7)	(4.3)	(1.3)	(4.7)	(41.3)
Underwriting (loss) income	(35.8)	(13.1)	(2.4)	(6.6)	0.2	(57.7)
Service fee revenue(3)	—	26.3	—	0.9	(10.7)	16.5
Managing general underwriter unallocated LAE	—	(5.8)	—	—	5.8	—
Managing general underwriter other underwriting expenses	—	(4.7)	—	—	4.7	—
General and administrative expenses, MGU + Runoff & Other(4)	—	(11.0)	—	(0.9)	—	(11.9)
Underwriting (loss) income, including net service fee income	(35.8)	(8.3)	(2.4)	(6.6)	—	(53.1)
Net investment income						1.7
Net realized investment gains						(3.8)
Net unrealized investment gains						31.2
Net foreign exchange (losses)						(21.3)
Other revenue(5)						(0.7)
General and administrative expenses(6)						(22.5)
Intangible asset amortization expenses						(3.9)
Interest expense on debt						(8.1)
Pre-tax (loss)						$(80.5)
Underwriting Ratios(7)
Loss ratio	83.0%	74.5%	65.7%	NM	NM	82.0%
Acquisition expense ratio	21.3%	32.0%	23.3%	NM	NM	22.4%
Other underwriting expense ratio	10.4%	5.0%	25.0%	NM	NM	11.1%
Combined ratio(7)	114.7%	111.5%	114.0%	NM	NM	115.5%
Goodwill and intangible assets(8)	$—	$560.7	$—	$8.1	$—	$568.8
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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

	For the three months ended September 30, 2019
(Expressed in millions of U.S. dollars)	Global Reinsurance	Global A&H	U.S. Specialty	Runoff & Other	Corporate Eliminations	Total
Gross written premiums	$256.3	$137.4	$17.9	$2.1	$—	$413.7
Net written premiums	$202.6	$104.6	$14.3	$0.8	$—	$322.3
Net earned insurance and reinsurance premiums	$249.5	$115.1	$9.1	$0.5	$—	$374.2
Loss and allocated LAE(1)	(261.7)	(63.6)	(8.2)	(0.9)	—	(334.4)
Insurance and reinsurance acquisition expenses	(54.3)	(32.5)	(2.0)	(0.1)	13.8	(75.1)
Technical (loss) profit	(66.5)	19.0	(1.1)	(0.5)	13.8	(35.3)
Unallocated LAE(2)	(8.4)	(2.0)	(0.1)	(0.2)	(3.5)	(14.2)
Other underwriting expenses	(20.8)	(6.8)	(2.7)	(1.4)	(3.7)	(35.4)
Underwriting (loss) income	(95.7)	10.2	(3.9)	(2.1)	6.6	(84.9)
Service fee revenue(3)	—	31.0	—	—	(14.6)	16.4
Managing general underwriter unallocated LAE	—	(4.3)	—	—	4.3	—
Managing general underwriter other underwriting expenses	—	(3.7)	—	—	3.7	—
General and administrative expenses, MGU + Runoff & Other(4)	—	(15.1)	—	(1.2)	—	(16.3)
Underwriting (loss) income, including net service fee income	(95.7)	18.1	(3.9)	(3.3)	—	(84.8)
Net investment income						22.8
Net realized investment gains						15.3
Net unrealized investment gains						53.9
Net foreign exchange gains						4.9
Other revenue(5)						(0.1)
General and administrative expenses(6)						(11.7)
Intangible asset amortization expenses						(3.9)
Interest expense on debt						(7.7)
Pre-tax (loss)						$(11.3)
Underwriting Ratios(7)
Loss ratio	108.3%	57.0%	91.2%	NM	NM	93.2%
Acquisition expense ratio	21.8%	28.2%	22.0%	NM	NM	20.1%
Other underwriting expense ratio	8.3%	5.9%	29.7%	NM	NM	9.5%
Combined ratio(7)	138.4%	91.1%	142.9%	NM	NM	122.8%
Goodwill and intangible assets(8)	$—	$576.1	$—	$8.1	$—	$584.2
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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited
The following tables summarize the segment results for the nine months ended September 30, 2020 and 2019:

	For the nine months ended September 30, 2020
(Expressed in millions of U.S. dollars)	Global Reinsurance	Global A&H	U.S. Specialty	Runoff & Other	Corporate Eliminations	Total
Gross written premiums	$927.0	$434.6	$68.9	$65.7	$—	$1,496.2
Net written premiums	$758.1	$334.9	$59.5	$65.7	$—	$1,218.2
Net earned insurance and reinsurance premiums	$719.4	$345.4	$45.2	$67.1	$—	$1,177.1
Loss and allocated LAE(1)	(600.2)	(234.5)	(29.2)	(61.2)	—	(925.1)
Insurance and reinsurance acquisition expenses	(156.4)	(98.9)	(10.4)	(0.9)	30.2	(236.4)
Technical (loss) profit	(37.2)	12.0	5.6	5.0	30.2	15.6
Unallocated LAE(2)	(17.9)	(2.8)	(0.4)	(11.8)	(14.8)	(47.7)
Other underwriting expenses	(67.1)	(18.0)	(12.4)	(3.7)	(14.4)	(115.6)
Underwriting (loss) income	(122.2)	(8.8)	(7.2)	(10.5)	1.0	(147.7)
Service fee revenue(3)	—	85.3	—	0.9	(33.4)	52.8
Managing general underwriter unallocated LAE	—	(18.0)	—	—	18.0	—
Managing general underwriter other underwriting expenses	—	(14.4)	—	—	14.4	—
General and administrative expenses, MGU + Runoff & Other(4)	—	(36.2)	—	(3.8)	—	(40.0)
Underwriting (loss) income, including net service fee income	(122.2)	7.9	(7.2)	(13.4)	—	(134.9)
Net investment income						30.0
Net realized investment gains						23.6
Net unrealized investment (losses)						(3.9)
Net foreign exchange (losses)						(18.9)
Other revenue(5)						(22.5)
General and administrative expenses(6)						(50.4)
Intangible asset amortization expenses						(11.8)
Interest expense on debt						(23.8)
Pre-tax (loss)						$(212.6)
Underwriting Ratios(7)
Loss ratio	85.9%	68.7%	65.5%	NM	NM	82.6%
Acquisition expense ratio	21.7%	28.6%	23.0%	NM	NM	20.1%
Other underwriting expense ratio	9.3%	5.2%	27.4%	NM	NM	9.8%
Combined ratio(7)	116.9%	102.5%	115.9%	NM	NM	112.5%
Goodwill and intangible assets(8)	$—	$560.7	$—	$8.1	$—	$568.8
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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

	For the nine months ended September 30, 2019
(Expressed in millions of U.S. dollars)	Global Reinsurance	Global A&H	U.S. Specialty	Runoff & Other	Corporate Eliminations	Total
Gross written premiums	$1,008.4	$459.5	$50.5	$4.7	$—	$1,523.1
Net written premiums	$805.2	$360.1	$42.0	$1.5	$—	$1,208.8
Net earned insurance and reinsurance premiums	$705.7	$330.0	$19.9	$1.2	$—	$1,056.8
Loss and allocated LAE(1)	(558.0)	(198.6)	(14.7)	(4.4)	—	(775.7)
Insurance and reinsurance acquisition expenses	(149.9)	(95.1)	(4.5)	(2.6)	36.7	(215.4)
Technical (loss) profit	(2.2)	36.3	0.7	(5.8)	36.7	65.7
Unallocated LAE(2)	(17.1)	(5.5)	(0.2)	(0.9)	(11.1)	(34.8)
Other underwriting expenses	(64.0)	(18.8)	(7.6)	(4.6)	(11.2)	(106.2)
Underwriting (loss) income	(83.3)	12.0	(7.1)	(11.3)	14.4	(75.3)
Service fee revenue(3)	—	97.6	—	—	(39.3)	58.3
Managing general underwriter unallocated LAE	—	(13.7)	—	—	13.7	—
Managing general underwriter other underwriting expenses	—	(11.2)	—	—	11.2	—
General and administrative expenses, MGU + Runoff & Other(4)	—	(46.3)	—	(3.0)	—	(49.3)
Underwriting (loss) income, including net service fee income	(83.3)	38.4	(7.1)	(14.3)	—	(66.3)
Net investment income						67.3
Net realized investment gains						39.9
Net unrealized investment gains						143.4
Net foreign exchange gains						9.4
Other revenue(5)						(7.0)
General and administrative expenses(6)						(31.3)
Intangible asset amortization expenses						(11.8)
Interest expense on debt						(23.3)
Pre-tax income						$120.3
Underwriting Ratios(7)
Loss ratio	81.5%	61.8%	74.9%	NM	NM	76.7%
Acquisition expense ratio	21.2%	28.8%	22.6%	NM	NM	20.4%
Other underwriting expense ratio	9.1%	5.7%	38.2%	NM	NM	10.0%
Combined ratio(7)	111.8%	96.3%	135.7%	NM	NM	107.1%
Goodwill and intangible assets(8)	$—	$576.1	$—	$8.1	$—	$584.2
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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited
The following tables provide summary information regarding total net written premiums by client location and underwriting location by reportable segment for the three months ended September 30, 2020 and 2019:

	For the three months ended September 30, 2020
(Expressed in millions of U.S. dollars)	Global Reinsurance	Global A&H	U.S. Specialty	Runoff & Other	Total
Total net written premiums by client location:
United States	$86.7	$57.3	$20.5	$0.8	$165.3
Europe	49.3	7.0	—	—	56.3
Canada, the Caribbean, Bermuda and Latin America	25.9	2.3	—	(3.6)	24.6
Asia and Other	30.3	5.6	—	0.2	36.1
Total net written premiums by client location for the three months ended September 30, 2020	$192.2	$72.2	$20.5	$(2.6)	$282.3
Total net written premiums by underwriting location:
United States	$53.8	$28.6	$20.5	$0.8	$103.7
Europe	84.9	43.4	—	—	128.3
Canada, the Caribbean, Bermuda and Latin America	42.8	0.2	—	(3.6)	39.4
Asia and Other	10.7	—	—	0.2	10.9
Total net written premiums by underwriting location for the three months ended September 30, 2020	$192.2	$72.2	$20.5	$(2.6)	$282.3

	For the three months ended September 30, 2019
(Expressed in millions of U.S. dollars)	Global Reinsurance	Global A&H	U.S. Specialty	Runoff & Other	Total
Total net written premiums by client location:
United States	$112.8	$87.6	$14.3	$0.7	$215.4
Europe	29.7	5.8	—	(0.1)	35.4
Canada, the Caribbean, Bermuda and Latin America	24.5	3.7	—	0.1	28.3
Asia and Other	35.6	7.5	—	0.1	43.2
Total net written premiums by client location for the three months ended September 30, 2019	$202.6	$104.6	$14.3	$0.8	$322.3
Total net written premiums by underwriting location:
United States	$20.2	$36.9	$—	$0.7	$57.8
Europe	81.9	68.1	14.3	—	164.3
Canada, the Caribbean, Bermuda and Latin America	91.3	(0.6)	—	—	90.7
Asia and Other	9.2	0.2	—	0.1	9.5
Total net written premiums by underwriting location for the three months ended September 30, 2019	$202.6	$104.6	$14.3	$0.8	$322.3

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited
The following tables provide summary information regarding total net written premiums by client location and underwriting location by reportable segment for the nine months ended September 30, 2020 and 2019:

	For the nine months ended September 30, 2020
(Expressed in millions of U.S. dollars)	Global Reinsurance	Global A&H	U.S. Specialty	Runoff & Other	Total
Total net written premiums by client location:
United States	$297.9	$288.7	$59.5	$68.4	$714.5
Europe	264.8	19.4	—	0.4	284.6
Canada, the Caribbean, Bermuda and Latin America	74.2	10.1	—	(3.6)	80.7
Asia and Other	121.2	16.7	—	0.5	138.4
Total net written premiums by client location for the nine months ended September 30, 2020	$758.1	$334.9	$59.5	$65.7	$1,218.2
Total net written premiums by underwriting location:
United States	$162.5	$185.7	$59.5	$68.4	$476.1
Europe	376.3	149.4	—	0.4	526.1
Canada, the Caribbean, Bermuda and Latin America	174.6	(0.3)	—	(3.6)	170.7
Asia and Other	44.7	0.1	—	0.5	45.3
Total net written premiums by underwriting location for the nine months ended September 30, 2020	$758.1	$334.9	$59.5	$65.7	$1,218.2

	For the nine months ended September 30, 2019
(Expressed in millions of U.S. dollars)	Global Reinsurance	Global A&H	U.S. Specialty	Runoff & Other	Total
Total net written premiums by client location:
United States	$382.1	$301.2	$42.0	$1.0	$726.3
Europe	207.7	18.9	—	0.1	226.7
Canada, the Caribbean, Bermuda and Latin America	70.2	10.7	—	0.1	81.0
Asia and Other	145.2	29.3	—	0.3	174.8
Total net written premiums by client location for the nine months ended September 30, 2019	$805.2	$360.1	$42.0	$1.5	$1,208.8
Total net written premiums by underwriting location:
United States	$57.8	$136.0	$—	$1.0	$194.8
Europe	368.0	190.1	42.0	0.2	600.3
Canada, the Caribbean, Bermuda and Latin America	334.4	33.4	—	—	367.8
Asia and Other	45.0	0.6	—	0.3	45.9
Total net written premiums by underwriting location for the nine months ended September 30, 2019	$805.2	$360.1	$42.0	$1.5	$1,208.8

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited
Note 5. Reserves for unpaid losses and loss adjustment expenses
The following table summarizes the loss and LAE reserve activities of Sirius Group for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2020	2019	2020	2019
Gross beginning balance	$2,515.1	$2,023.3	$2,331.5	$2,016.7
Less beginning reinsurance recoverable on unpaid losses	(442.2)	(357.4)	(410.3)	(350.2)
Net loss and LAE reserve balance	2,072.9	1,665.9	1,921.2	1,666.5
Losses and LAE incurred relating to:
Current year losses	305.5	342.2	967.5	723.6
Prior years losses	(0.1)	6.4	5.3	86.9
Total net incurred losses and LAE	305.4	348.6	972.8	810.5
Foreign currency translation adjustment to net loss and LAE reserves	20.8	(15.3)	12.2	(15.3)
Accretion of fair value adjustment to net loss and LAE reserves	0.1	—	0.1	0.1
Loss and LAE paid relating to:
Current year losses	81.6	97.7	149.2	254.8
Prior years losses	127.2	108.0	566.7	413.5
Total loss and LAE payments	208.8	205.7	715.9	668.3
Net ending balance	2,190.4	1,793.5	2,190.4	1,793.5
Plus ending reinsurance recoverable on unpaid losses	482.5	392.9	482.5	392.9
Gross ending balance	$2,672.9	$2,186.4	$2,672.9	$2,186.4
Loss and LAE development - Three Months Ended September 30, 2020
For the three months ended September 30, 2020, Sirius Group had a net favorable loss reserve development of $0.1 million. Favorable loss reserve development in U.S. Specialty ($0.8 million) and Runoff & Other ($0.4 million) were partially offset by unfavorable loss reserve development in Global Reinsurance ($1.3 million).
Loss and LAE development - Three Months Ended September 30, 2019
For the three months ended September 30, 2019, Sirius Group had net unfavorable loss reserve development of $6.4 million. Increases in loss reserve estimates were recorded in Global Reinsurance ($10.9 million) due to higher than expected activity in the Casualty Reinsurance book. These increases were partially offset by favorable loss reserve development in Global A&H ($5.8 million).
Loss and LAE development - Nine Months Ended September 30, 2020
For the nine months ended September 30, 2020, Sirius Group had net unfavorable loss reserve development of $5.3 million. Increases in loss reserve estimates for Global Reinsurance ($14.9 million) were partially offset by favorable loss reserve development in Global A&H ($7.6 million) and U.S. Specialty ($2.0 million). Within Global Reinsurance, unfavorable loss reserve development in Other Property ($21.6 million), Aviation & Space ($10.1 million) and Casualty Reinsurance ($9.2 million) was partially offset by favorable loss reserve development in Property Catastrophe Excess Reinsurance ($22.5 million). The reduction in Property Catastrophe Excess Reinsurance was due to reductions in reserve estimates for prior year catastrophe events, mainly Typhoons Faxai and Hagibis.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited
Loss and LAE development - Nine Months Ended September 30, 2019
For the nine months ended September 30, 2019, Sirius Group had net unfavorable loss reserve development of $86.9 million. Increases in loss reserve estimates were recorded in Global Reinsurance ($82.7 million) and Runoff & Other ($5.4 million). The unfavorable loss reserve development in Global Reinsurance was primarily attributable to higher prior year catastrophe events, including Typhoon Jebi and Hurricanes Michael, Florence, and Irma.
Note 6. Third party reinsurance
In the normal course of business, Sirius Group seeks to protect its businesses from losses due to concentration of risk and losses arising from catastrophic events by reinsuring with third-party reinsurers. Sirius Group remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.
At September 30, 2020, Sirius Group had Reinsurance recoverable on paid losses of $70.4 million and Reinsurance recoverable on unpaid losses of $482.5 million. At December 31, 2019, Sirius Group had Reinsurance recoverable on paid losses of $73.9 million and Reinsurance recoverable on unpaid losses of $410.3 million. Because retrocessional reinsurance contracts do not relieve Sirius Group of its obligation to its insureds, the collectability of balances due from Sirius Group's reinsurers is important to its financial strength. Sirius Group monitors the financial strength and ratings of retrocessionaires on an ongoing basis. Uncollectible amounts historically have not been significant. (See Note 7.)

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
As of September 30, 2020, Sirius Group's allowance for expected credit losses is as follows:

(in millions)	Gross Assets in Scope	Allowance for Expected Credit Losses
Premiums receivable & Funds held by ceding companies	$1,033.1	$10.6
Reinsurance recoverable on unpaid and paid loss	552.9	3.9
MGU Trade receivables(1)	17.2	0.4
Total as of September 30, 2020	$1,603.2	$14.9
(1) Included as part of Other assets on the Consolidated Balance Sheet
Sirius Group recorded no changes to the allowance for expected credit losses during three and nine months ended September 30, 2020.
Sirius Group monitors counterparty credit ratings and macroeconomic conditions, and considers the most current A.M. Best and S&P credit ratings to determine the allowance each quarter. Of the total gross assets in scope as of September 30, 2020, approximately 67% were balances with counterparties rated by either A.M. Best or S&P. Of the total rated, 63% were rated A- or better.

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
Net investment income for the three and nine months ended September 30, 2020 and 2019 consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
(Millions)	2020	2019	2020	2019
Fixed maturity investments	$10.1	$12.8	$31.5	$40.0
Short-term investments	0.6	4.1	5.2	12.0
Equity securities	0.8	2.7	5.5	12.5
Other long-term investments(1)(2)	(6.0)	5.2	(2.7)	12.3
Total investment income	5.5	24.8	39.5	76.8
Investment expenses	(3.8)	(2.0)	(9.5)	(9.5)
Net investment income	$1.7	$22.8	$30.0	$67.3
(1)Includes $(8.1) and $0.0 of interest on funds held for the three months ended September 30, 2020 and 2019, respectively.
(2)Includes $(7.5) and $0.6 of interest on funds held for the nine months ended September 30, 2020 and 2019, respectively.

Net Realized and Unrealized Investment Gains (Losses)
Net realized and unrealized investment gains (losses) for the three and nine months ended September 30, 2020 and 2019 consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
(Millions)	2020	2019	2020	2019
Gross realized gains	$41.3	$22.1	$140.7	$63.1
Gross realized (losses)	(45.1)	(6.8)	(117.1)	(23.2)
Net realized (losses) gains on investments(1)(2)	(3.8)	15.3	23.6	39.9
Net unrealized gains (losses) on investments(3)(4)	31.2	53.9	(3.9)	143.4
Net realized and unrealized gains (losses) on investments	$27.4	$69.2	$19.7	$183.3
(1)Includes $(11.2) and $14.0 of realized (losses) gains due to foreign currency for the three months ended September 30, 2020 and 2019, respectively.
(2)Includes $5.4 and $34.5 of realized gains due to foreign currency for the nine months ended September 30, 2020 and 2019, respectively.
(3)Includes $(16.7) and $33.9 of unrealized (losses) gains due to foreign currency for the three months ended September 30, 2020 and 2019, respectively.
(4)Includes $(29.8) and $51.7 of unrealized (losses) gains due to foreign currency for the nine months ended September 30, 2020 and 2019, respectively.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited
Net realized investment gains
Net realized investment gains for the three and nine months ended September 30, 2020 and 2019 consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
(Millions)	2020	2019	2020	2019
Fixed maturity investments	$(0.4)	$7.5	$17.3	$22.4
Equity securities	1.0	1.7	(5.0)	(0.1)
Short-term investments	(6.2)	6.5	(2.4)	9.7
Derivative instruments	1.8	(0.7)	10.3	(1.5)
Other long-term investments	—	0.3	3.4	9.4
Net realized investment (losses) gains	$(3.8)	$15.3	$23.6	$39.9
Net unrealized investment gains (losses)
Net unrealized investment gains (losses) for the three and nine months ended September 30, 2020 and 2019 consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
(Millions)	2020	2019	2020	2019
Fixed maturity investments	$(1.0)	$31.4	$2.2	$72.1
Equity securities	18.5	12.0	(33.7)	50.4
Short-term investments	(3.1)	4.6	(3.2)	6.4
Derivative instruments	(0.8)	0.9	1.4	0.2
Other long-term investments	17.6	5.0	29.4	14.3
Net unrealized investment gains (losses)	$31.2	$53.9	$(3.9)	$143.4
The following table summarizes the amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 investments for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended September 30,		For the nine months ended September 30,
(Millions)	2020	2019	2020	2019
Fixed maturity investments	$—	$—	$0.3	$—
Other long-term investments	8.2	(0.3)	3.1	10.1
Total unrealized investment gains (losses) – Level 3 investments	$8.2	$(0.3)	$3.4	$10.1

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited
Investment Holdings
Fixed maturity investments
The cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and fair value of Sirius Group's fixed maturity investments as of September 30, 2020 and December 31, 2019, were as follows:

	September 30, 2020
(Millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized (losses)	Net foreign currency gains (losses)	Fair value
Corporate debt securities	$471.4	$10.0	$(0.8)	$1.3	$481.9
Asset-backed securities	740.0	8.4	(12.4)	(4.4)	731.6
Residential mortgage-backed securities	393.8	22.2	(0.9)	1.4	416.5
U.S. government and government agency	119.2	0.8	—	(3.6)	116.4
Commercial mortgage-backed securities	120.8	3.1	(1.7)	—	122.2
Non-U.S. government and government agency	71.4	0.4	(0.1)	(0.6)	71.1
Preferred stocks	14.9	3.1	(0.1)	—	17.9
U.S. States, municipalities and political subdivision	1.2	0.1	—	—	1.3
Total fixed maturity investments	$1,932.7	$48.1	$(16.0)	$(5.9)	$1,958.9

	December 31, 2019
(Millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized (losses)	Net foreign currency gains (losses)	Fair value
Corporate debt securities	$458.6	$5.2	$(1.2)	$11.5	$474.1
Asset-backed securities	489.4	1.4	(3.9)	(0.1)	486.8
Residential mortgage-backed securities	426.2	10.5	(1.4)	3.6	438.9
U.S. government and government agency	111.5	0.7	(0.4)	(1.3)	110.5
Commercial mortgage-backed securities	88.5	0.9	(0.6)	0.2	89.0
Non-U.S. government and government agency	63.7	—	(0.7)	—	63.0
Preferred stocks	17.0	—	—	—	17.0
U.S. States, municipalities and political subdivision	1.7	—	—	—	1.7
Total fixed maturity investments	$1,656.6	$18.7	$(8.2)	$13.9	$1,681.0
The weighted average duration of Sirius Group's fixed income portfolio as of September 30, 2020 was approximately 1.1 years, including short-term investments, and approximately 1.6 years excluding short-term investments.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited
The cost or amortized cost and fair value of Sirius Group's fixed maturity investments as of September 30, 2020 and December 31, 2019 are presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	September 30, 2020		December 31, 2019
(Millions)	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value
Due in one year or less	$203.2	$212.2	$85.0	$88.4
Due after one year through five years	406.7	404.4	479.1	490.3
Due after five years through ten years	41.0	41.7	46.3	46.0
Due after ten years	12.3	12.4	25.1	24.6
Mortgage-backed and asset-backed securities	1,254.6	1,270.3	1,004.1	1,014.7
Preferred stocks	14.9	17.9	17.0	17.0
Total	$1,932.7	$1,958.9	$1,656.6	$1,681.0
The following table summarizes the ratings and fair value of fixed maturity investments held in Sirius Group's investment portfolio as of September 30, 2020 and December 31, 2019:

(Millions)	September 30, 2020	December 31, 2019
AAA	$807.8	$559.8
AA	734.4	724.3
A	213.7	219.0
BBB	99.2	95.8
Other	103.8	82.1
Total fixed maturity investments(1)	$1,958.9	$1,681.0
(1)Credit ratings are assigned based on the following hierarchy: 1) Standard & Poor's ("S&P") and 2) Moody's Investors Service ("Moody's").
At September 30, 2020, the above totals included $43.8 million of sub-prime securities. Of this total, $21.5 million was rated AAA, $18.7 million rated AA, $3.5 million rated A and $0.1 million classified as Other. At December 31, 2019, the above totals included $43.3 million of sub-prime securities. Of this total, $21.7 million was rated AAA, $18.4 million rated AA, $3.1 million rated A and $0.1 million classified as Other.
Equity securities and Other long-term investments
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains, and fair values of Sirius Group's equity securities and other long-term investments as of September 30, 2020 and December 31, 2019, were as follows:

	September 30, 2020
(Millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized (losses)	Net foreign currency gains	Fair value
Equity securities	$170.0	$27.8	$(39.7)	$0.6	$158.7
Other long-term investments	$327.5	$75.5	$(24.4)	$9.4	$388.0

	December 31, 2019
(Millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized (losses)	Net foreign currency gains	Fair value
Equity securities	$379.2	$55.6	$(37.3)	$7.7	$405.2
Other long-term investments	$315.4	$49.9	$(29.3)	$10.8	$346.8

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited
Equity securities at fair value consisted of the following as of September 30, 2020 and December 31, 2019:

(Millions)	September 30, 2020	December 31, 2019
Fixed income mutual funds	$1.8	$175.3
Common stocks	170.1	228.1
Other equity securities(1)	(13.2)	1.8
Total Equity securities	$158.7	$405.2
(1)Sirius Group engaged in short selling of certain equity securities for which settlement was pending as of September 30, 2020.

Other long-term investments at fair value consisted of the following as of September 30, 2020 and December 31, 2019:

(Millions)	September 30, 2020	December 31, 2019
Hedge funds and private equity funds	$301.1	$269.0
Limited liability companies and private equity securities	86.9	77.8
Total other long-term investments	$388.0	$346.8
Hedge Funds and Private Equity Funds
Sirius Group holds investments in hedge funds and private equity funds, which are included in Other long-term investments. The fair value of these investments has been estimated using the net asset value of the funds. As of September 30, 2020, Sirius Group held investments in 10 hedge funds and 32 private equity funds. The largest investment in a single fund was $66.3 million as of September 30, 2020 and $51.6 million as of December 31, 2019.
The following table summarizes investments in hedge funds and private equity interests by investment objective and sector as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
(Millions)	Fair value	Unfunded commitments	Fair value	Unfunded commitments
Hedge funds:
Long/short multi-sector	$54.9	$—	$53.0	—
Distressed mortgage credit	66.3	—	51.6	—
Private credit	22.1	—	21.5	—
Multi-sector	5.8	—	—	—
Other	1.2	—	1.4	—
Total hedge funds	150.3	—	127.5	—
Private equity funds:
Energy infrastructure & services	56.6	30.7	53.6	34.6
Multi-sector	13.4	8.1	8.7	7.8
Healthcare	29.1	6.3	25.9	10.4
Life settlement	20.6	—	23.9	—
Manufacturing/Industrial	27.7	—	27.6	3.9
Private equity secondaries	0.6	0.8	0.6	0.8
Other	2.8	1.8	1.2	2.6
Total private equity funds	150.8	47.7	141.5	60.1
Total hedge and private equity funds included in Other long-term investments	$301.1	$47.7	$269.0	$60.1

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
The following summarizes the September 30, 2020 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Redemption Frequency (Millions)	1-29 days notice	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Monthly	$5.8	$—	$30.5	$—	$—	$36.3
Quarterly	—	0.6	24.4	66.3	—	$91.3
Semi-annual	—	—	0.3	—	—	$0.3
Annual	—	—	—	0.3	22.1	$22.4
Total	$5.8	$0.6	$55.2	$66.6	$22.1	$150.3
Certain of the hedge fund and private equity fund investments in which Sirius Group is invested are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund's underlying investments are liquidated. As of September 30, 2020, no distributions were outstanding from these investments.
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
As of September 30, 2020, investments in private equity funds were subject to lock-up periods as follows:

(Millions)	1 - 3 years	3 – 5 years	5 – 10 years	Total
Private Equity Funds – expected lock up period remaining	$53.9	$19.0	$77.9	$150.8
Investments Held on Deposit or as Collateral
As of September 30, 2020 and December 31, 2019 investments of $1,202.9 million and $1,309.5 million, respectively, were held in trusts required to be maintained in relation to various reinsurance agreements. Sirius Group's reinsurance operations are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits that are included within total investments totaled $1,217.9 million and $1,315.5 million as of September 30, 2020 and December 31, 2019, respectively.
As of September 30, 2020, Sirius Group held $0.1 million of collateral in the form of short-term investments associated with Interest Rate Cap agreements. (See Note 12.)
Unsettled investment purchases and sales
As of September 30, 2020 and December 31, 2019 Sirius Group reported $29.9 million and $2.3 million, respectively, in Accounts payable on unsettled investment purchases.
As of September 30, 2020 and December 31, 2019, Sirius Group reported $19.2 million and $6.7 million, respectively, in Accounts receivable on unsettled investment sales.

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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited
Fair Value Measurements by Level
The following tables summarize Sirius Group's financial assets and liabilities measured at fair value as of September 30, 2020 and December 31, 2019 by level:

	September 30, 2020
(Millions)	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets measured at fair value
Fixed maturity investments:
U.S. Government and government agency	$116.4	$115.4	$1.0	$—
Corporate debt securities	481.9	—	481.9	—
Residential mortgage-backed securities	416.5	—	416.5	—
Asset-backed securities	731.6	—	731.6	—
Commercial mortgage-backed securities	122.2	—	122.2	—
Non-U.S. government and government agency	71.1	20.8	50.3	—
Preferred stocks	17.9	—	15.3	2.6
U.S. States, municipalities, and political subdivision	1.3	—	1.3	—
Total fixed maturity investments	1,958.9	136.2	1,820.1	2.6
Equity securities:
Fixed income mutual funds	1.8	1.8	—	—
Common stocks	170.1	170.1	—	—
Other equity securities(1)	(13.2)	(16.9)	3.7	—
Total equity securities	158.7	155.0	3.7	—
Short-term investments	1,132.6	1,068.4	64.2	—
Other long-term investments(2)	86.9	—	—	86.9
Total investments	$3,337.1	$1,359.6	$1,888.0	$89.5
Loan participation	28.5	—	—	28.5
Derivative instruments	7.7	6.6	—	1.1
Total assets measured at fair value	$3,373.3	$1,366.2	$1,888.0	$119.1
Liabilities measured at fair value
Contingent consideration liabilities	$0.3	$—	$—	$0.3
Derivative instruments	3.6	0.1	—	3.5
Total liabilities measured at fair value	$3.9	$0.1	$—	$3.8
(1)Sirius Group engaged in short selling of certain equity securities for which settlement was pending as of September 30, 2020.
(2)Excludes fair value of $301.1 associated with hedge funds and private equity funds which fair value is measured using NAV practical expedient.

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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited
Rollforward of Level 3 fair value measurements
The following tables present changes in Level 3 for financial instruments measured at fair value for the three months ended September 30, 2020 and September 30, 2019:

	For the three months ended September 30, 2020
(Millions)	Fixed Maturities	Other long-term investments(1)	Loan Participation	Derivative instruments assets & (liabilities)	Contingent consideration (liabilities)
Balance as of June 30, 2020	$2.6	$78.2	$27.3	$1.5	$(22.9)
Total realized and unrealized gains (losses)	—	8.2	—	(1.7)	(0.3)
Foreign currency gains through Other Comprehensive Income	—	0.5	—	—	—
Purchases	—	—	2.5	—	—
Sales/Settlements(2)	—	—	(1.3)	(2.2)	22.9
Balance as of September 30, 2020	$2.6	$86.9	$28.5	$(2.4)	$(0.3)
(1)Excludes fair value of $301.1 associated with hedge funds and private equity funds which fair value is measured using NAV practical expedient.
(2)Includes $18.4 payment of contingent consideration for 2017 purchase of IMG and $4.5 payment of contingent consideration for the 2017 purchase of Armada.

	For the three months ended September 30, 2019
(Millions)	Fixed Maturities	Other long-term investments(1)	Loan Participation	Derivative instruments assets & (liabilities)	Contingent consideration (liabilities)
Balance as of June 30, 2019	$—	$88.0	$—	$(3.6)	$(30.8)
Total realized and unrealized (losses)	—	(0.3)	—	(2.0)	(2.1)
Foreign currency (losses) through Other Comprehensive Income	—	(1.0)	—	—	—
Purchases	17.0	—	—	—	—
Sales/Settlements(2)	—	(6.0)	—	3.4	6.9
Balance as of September 30, 2019	$17.0	$80.7	$—	$(2.2)	$(26.0)
(1)Excludes fair value of $287.7 associated with hedge funds and private equity funds which fair value is measured using NAV practical expedient.
(2)Includes $6.9 payment of contingent consideration for 2017 purchase of IMG.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited
The following tables present changes in Level 3 for financial instruments measured at fair value for the nine months ended September 30, 2020 and September 30, 2019:

	For the nine months ended September 30, 2020
(Millions)	Fixed Maturities	Other long-term investments(1)	Loan Participation	Derivative instruments assets & (liabilities)	Contingent consideration (liabilities)
Balance as of January 1, 2020	$17.0	$77.8	$20.0	$0.8	$(28.2)
Total realized and unrealized gains (losses)	2.6	3.1	—	(20.7)	(0.5)
Foreign currency (losses) through Other Comprehensive Income	—	0.5	—	—	—
Purchases	—	5.5	9.9	—	—
Sales/Settlements(2)	(17.0)	—	(1.4)	17.5	28.4
Balance as of September 30, 2020	$2.6	$86.9	$28.5	$(2.4)	$(0.3)
(1)Excludes fair value of $301.1 associated with hedge funds and private equity funds which fair value is measured using NAV practical expedient.
(2)Includes $18.4 payment of contingent consideration for 2017 purchase of IMG and $10.0 payment of contingent consideration for the 2017 purchase of Armada.

	For the nine months ended September 30, 2019
(Millions)	Fixed Maturities	Other long-term investments(1)	Loan Participation	Derivative instruments assets & (liabilities)	Contingent consideration (liabilities)
Balance as of January 1, 2019	$5.4	$63.6	$—	$(0.5)	$(28.8)
Total realized and unrealized gains (losses)	—	10.6	—	(7.7)	(4.1)
Foreign currency (losses) through Other Comprehensive Income	—	(1.5)	—	—	—
Purchases	17.0	15.8	—	—	—
Sales/Settlements(2)	(5.4)	(7.8)	—	6.0	6.9
Balance as of September 30, 2019	$17.0	$80.7	$—	$(2.2)	$(26.0)
(1)Excludes fair value of $287.7 associated with hedge funds and private equity funds which fair value is measured using NAV practical expedient.
(2)Includes $6.9 payment of contingent consideration for 2017 purchase of IMG.
Fair value measurements – transfers between levels
There were no transfers between Level 3 and Level 2 measurements during the three and nine months ended September 30, 2020 and 2019, respectively.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited
Significant Unobservable Inputs
The table below presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments as of September 30, 2020 and December 31, 2019, and includes only those instruments for which information about the inputs is reasonably available to Sirius Group, such as data from independent third-party valuation service providers and from internal valuation models.

(Millions, except share prices)	September 30, 2020
Description	Valuation Technique(s)	Fair value	Unobservable input
Private equity securities (1)	Purchase price of recent transaction	$32.5	Purchase price	40.63
Preferred stock (1)	Purchase price of recent transaction	$27.9	Purchase price	7.74
Loan participation (1)	Purchase price of recent transaction	$18.5	Comparable yields	Range - 4.46% - 7.82% Median - 5.74%
Private equity securities (1)	Multiple of GAAP book value	$13.3	Book value multiple	Range - 0.73x-0.91x Median - 0.82x
Loan participation (1)	Purchase price of recent transaction	$10.0	Comparable yields	Range - 4.46% - 7.82% Median - 5.74%
Private debt instrument (1)	Discounted cash flow	$6.2	Discount yield	Range - 11.87% - 12.32% Median - 12.08%
Private equity securities (1)	Purchase price of recent transaction	$4.7	Purchase price	7.74
Private convertible debt instrument (1)	Unit price of recent transaction	$2.0	Purchase price	7.74
Preferred stock (1)	Purchase price of recent transaction	$1.9	Purchase price	$1.9
Preferred stock (1)	Purchase price of recent transaction	$0.7	Purchase price	$0.7
Equity warrants	Option pricing model	$0.5	Strike price	$0.2
Currency swaps (2)	Third party appraisal	$0.3	Broker quote	$0.3
Currency forwards(2)	Third party appraisal	$0.3	Broker quote	$0.3
Private equity securities (1)	Purchase price of recent transaction	$0.3	Purchase price	$0.3
Contingent consideration	External valuation model	$(0.3)	Discounted future payment	$(0.3)
Weather derivatives (2)	Third party appraisal	$(3.5)	Broker quote	$(3.5)
(1)As of September 30, 2020, each asset type consists of one security.
(2)See Note 12 for discussion of derivative instruments.

(Millions, except share prices)	December 31, 2019
Description	Valuation Technique(s)	Fair value	Unobservable input
Private equity securities(1)	Share price of recent transaction	$32.5	Purchase share price	$40.6
Loan participation(1)	Purchase price of recent transaction	$20.0	Purchase price	20.0
Preferred stock(1)	Share price of recent transaction	$17.5	Purchase price	$7.74
Private equity securities(1)	Multiple of GAAP book value	$14.2	Book value multiple	0.9
Preferred stock(1)	Purchase price of recent transaction	$12.2	Purchase price	$12.2
Private debt instrument(1)	Purchase price of recent transaction	$7.2	Purchase price	$9.0
Weather derivatives(2)	Third party appraisal	$7.0	Broker quote	$7.0
Private equity securities(1)	Purchase price of recent transaction	$5.1	Purchase price	$7.74
Preferred stock(1)	Purchase price of recent transaction	$4.8	Purchase price	$4.80
Currency forwards(2)	Third party appraisal	$2.7	Broker quote	$2.7
Private equity securities(1)	Purchase price of recent transaction	$1.0	Purchase price	$10.0
Equity warrants(2)	Option pricing model	$0.4	Strike price	$0.2
Private equity securities(1)	Purchase price of recent transaction	$0.3	Purchase price	$0.3
Currency swaps(2)	Third party appraisal	$(3.6)	Broker quote	$(3.6)
Currency forwards(2)	Third party appraisal	$(5.7)	Broker quote	$(5.7)
Contingent consideration	External valuation model	$(28.2)	Discounted future payments	$(28.2)
(1)As of December 31, 2019, each asset type consists of one security.
(2)See Note 12 for discussion of derivative instruments.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited

Financial instruments disclosed, but not carried at fair value
Sirius Group uses various financial instruments in the normal course of its business. The carrying values of Cash, Accrued investment income, certain other assets, Accounts payable on unsettled investment purchases, certain other liabilities, and other financial instruments not included in the table below approximated their fair values at September 30, 2020 and December 31, 2019, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 3. The following table includes financial instruments for which the carrying value differs from the estimated fair values at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
(Millions)	Fair Value(1)	Carrying Value	Fair Value(1)	Carrying Value
Liabilities, Mezzanine equity, and Non-controlling interest:
2017 SEK Subordinated Notes	$298.8	$301.3	$294.5	$291.2
2016 SIG Senior Notes	$394.7	$394.5	$394.5	$394.0
Series B preference shares	$244.5	$197.5	$186.4	$223.0
(1)Fair value estimated by internal pricing and considered a Level 3 measurement.
Note 10. Debt and standby letters of credit facilities
Sirius Group's debt outstanding as of September 30, 2020 and December 31, 2019 consisted of the following:

(Millions)	September 30, 2020	Effective Rate(1)	December 31, 2019	Effective Rate(1)
2017 SEK Subordinated Notes, at face value	$305.0	4.3%	$295.0	4.0%
Unamortized issuance costs	(3.7)		(3.8)
2017 SEK Subordinated Notes, carrying value	301.3		291.2
2016 SIG Senior Notes, at face value	400.0	4.7%	400.0	4.7%
Unamortized discount	(2.1)		(2.3)
Unamortized issuance costs	(3.4)		(3.7)
2016 SIG Senior Notes, carrying value	394.5		394.0
Total debt	$695.8		$685.2
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
Sirius Group incurred $4.6 million in expenses related to the issuance of the 2017 SEK Subordinated Notes (including SEK 27.5 million, or $3.5 million, in underwriting fees), which have been deferred and are being recognized into interest expense over the life of the 2017 SEK Subordinated Notes. For the three months ended September 30, 2020 and 2019, Sirius Group recognized $(10.7) million and $15.9 million, respectively, of foreign currency exchange (losses) gains on the remeasurement of the 2017 SEK Subordinated Notes into USD from SEK. For the nine months ended September 30, 2020 and 2019, Sirius Group recognized $(9.9) million and $27.2 million, respectively, of foreign currency exchange (losses) gains on the remeasurement of the 2017 SEK Subordinated Notes into USD from SEK.
Taking into effect the amortization of all underwriting and issuance expenses, and applicable STIBOR, the 2017 SEK Subordinated Notes yielded an effective rate of approximately 4.3% and 4.1% annualized for the three months ended September 30, 2020 and 2019, respectively. The effective rate for the nine months ended September 30, 2020 and 2019 were 4.3% and 4.0% annualized, respectively. Sirius Group recorded $3.3 million and $3.0 million of interest expense, inclusive of amortization of issuance costs on the 2017 SEK Subordinated Notes for the three months ended September 30, 2020 and 2019, respectively. Sirius Group recorded $9.4 million and $8.9 million of interest expense, inclusive of amortization of issuance costs on the 2017 SEK Subordinated Notes for the nine months ended September 30, 2020 and 2019, respectively.
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
Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the 2016 SIG Senior Notes yield an effective rate of approximately 4.7% per annum. Sirius Group recorded $4.8 million, inclusive of amortization of issuance costs on the 2016 SIG Senior Notes, for both three month periods ended September 30, 2020 and 2019. Sirius Group recorded $14.4 million, inclusive of amortization of issuance costs on the 2016 SIG Senior Notes, for both nine month periods ended September 30, 2020 and 2019.
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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited
Sirius International has other secured letter of credit and trust arrangements with various financial institutions to support its insurance operations. As of September 30, 2020 and December 31, 2019, these secured letter of credit and trust arrangements were collateralized by pledged assets and assets in trust of SEK 4.4 billion and SEK 3.4 billion, respectively, or $488.3 million and $363.3 million, respectively (based on the September 30, 2020 and December 31, 2019 SEK to USD exchange rates). As of September 30, 2020 and December 31, 2019, Sirius America Insurance Company's trust arrangements were collateralized by pledged assets and assets in trust of $47.9 million and $57.7 million, respectively. As of September 30, 2020 and December 31, 2019, Sirius Bermuda's letters of credit and trust arrangements were collateralized by pledged assets and assets in trust of $519.9 million and $784.0 million, respectively.
Revolving Credit Facility
In February 2018, Sirius Group, through its indirectly wholly-owned subsidiary Sirius International Group, Ltd. entered into a three-year, $300 million senior unsecured revolving credit facility (the "Facility"). The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements and retrocessional agreements. The Facility is subject to various affirmative, negative and financial covenants that Sirius Group considers to be customary for such borrowings, including certain minimum net worth, maximum debt to capitalization, financial strength rating standards, and change in control provisions. As of September 30, 2020, there were no outstanding borrowings under the Facility.
Debt and Standby Letter of Credit Facility Covenants
As of September 30, 2020, Sirius Group was in compliance with all of the covenants under the 2017 SEK Subordinated Notes, the 2016 SIG Senior Notes, the Nordea Bank Finland Abp, London Branch facility, and the DNB Bank ASA, Sweden Branch facility. In addition, as of September 30, 2020, Sirius Group was in compliance with all of the covenants under the Facility.
Interest
Total interest expense incurred by Sirius Group for its indebtedness for the three months ended September 30, 2020 and 2019 was $8.1 million and $7.7 million, respectively. Total interest expense incurred by Sirius Group for its indebtedness for the nine months ended September 30, 2020 and 2019 was $23.8 million and $23.3 million, respectively. Total interest paid by Sirius Group for its indebtedness for the three months ended September 30, 2020 and 2019 was $3.3 million and $2.8 million, respectively. Total interest paid by Sirius Group for its indebtedness for the nine months ended September 30, 2020 and 2019 was $18.5 million and $17.7 million, respectively.
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
For the three month period ended September 30, 2020, Sirius Group reported an income tax expense (benefit) of $23.5 million on pre-tax income (loss) of $(80.5) million. The difference between the effective tax rate on income from continuing operations and the Swedish statutory tax rate of 21.4% (the rate at which the majority of Sirius Group's worldwide operations are taxed) is primarily attributable to unrealized investment gains in specific U.S. entities and adjustments required under applicable GAAP guidance, which are based on the annual estimated effective tax rate. For the nine month period ended September 30, 2020, Sirius Group reported an income tax expense (benefit) of $19.9 million on pre-tax income (loss) of $(212.6) million. The difference between the effective tax rate for the nine months ended September 30, 2020 and the Swedish statutory rate of 21.4% was primarily attributable to valuation allowances recorded against certain deferred tax assets, unrealized investment gains in specific U.S. entities, and adjustments required under applicable GAAP guidance, which are based on the annual estimated effective tax rate.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited
For the three month period ended September 30, 2019, Sirius Group reported an income tax (benefit) of $(3.7) million on pre-tax (loss) of $(11.3) million. The effective tax rate was higher than the Swedish statutory tax rate of 21.4% primarily because of income recognized in jurisdictions with higher rates than Sweden and adjustments required under applicable GAAP guidance, which are based on the annual estimated effective tax rate. For the nine month period ended September 30, 2019, Sirius Group reported an income tax expense of $15.6 million on pre-tax income of $120.3 million. The effective tax rate for the nine months ended September 30, 2019 was lower than the Swedish statutory rate of 21.4% primarily because of income recognized in countries with lower rates than Sweden and adjustments required under applicable GAAP guidance, which are based on the annual estimated effective tax rate.
For purposes of estimating the annual effective tax rate for the nine month periods ended September 30, 2020 and 2019, respectively, Sirius Group took into consideration all year-to-date income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) and such items on a forecasted basis for the remainder of each year. Based on applicable GAAP guidance, jurisdictions with a projected loss for the full year where no tax benefit can be recognized are excluded from the estimation of the annual effective tax rate.
The Tax Cuts and Jobs Act ("TCJA") includes a new Base Erosion and Anti-Abuse Minimum Tax ("BEAT") provision, which is essentially a minimum tax that is potentially applicable to certain otherwise deductible payments made by U.S. entities to non-U.S. affiliates, including cross-border interest payments and reinsurance premiums. The statutory BEAT rate is 10% in 2019-2025, and then rises to 12.5% in 2026 and thereafter. The TCJA also includes provisions for Global Intangible Low-Taxed Income ("GILTI") under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries. Consistent with accounting guidance, Sirius Group will treat BEAT as an in period tax charge when incurred in future periods for which no deferred taxes need to be provided and has made an accounting policy election to treat GILTI taxes in a similar manner. No provision for income taxes related to BEAT or GILTI was recorded as of September 30, 2020 and December 31, 2019.
Sirius Group has capital and liquidity in many of its subsidiaries, some of which may reflect undistributed earnings. If such capital or liquidity were to be paid or distributed to the Company or Sirius Group's subsidiaries, as dividends or otherwise, they may be subject to income or withholding taxes. Sirius Group generally intends to operate, and manage its capital and liquidity, in a tax-efficient manner. However, the applicable tax laws in relevant countries are still evolving, including in connection with guidance and proposals from the Organisation for Economic Cooperation and Development. Accordingly, such payments or earnings may be subject to income or withholding tax in jurisdictions where they are not currently taxed or at higher rates of tax than currently taxed, and the applicable tax authorities could attempt to apply income or withholding tax to past earnings or payments.
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
Deferred tax asset, net of valuation allowance
Sirius Group's net deferred tax liability, net of the valuation allowance as of September 30, 2020 is $55.1 million. Of the $55.1 million, $25.0 million relates to net deferred tax assets in U.S. subsidiaries, $141.3 million relates to net deferred tax assets in Luxembourg subsidiaries, $213.8 million relates to net deferred tax liabilities in Sweden subsidiaries, and $7.6 million relates to other net deferred tax liability.
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
As of September 30, 2020, the total reserve for unrecognized tax benefits is $47.5 million. If Sirius Group determines in the future that its reserves for unrecognized tax benefits on permanent differences and interest and penalties are not needed, the reversal of $47.3 million of such reserves as of September 30, 2020 would be recorded as an income tax benefit and would impact the effective tax rate. If Sirius Group determines in the future that its reserves for unrecognized tax benefits on temporary differences are not needed, the reversal of $0.2 million of such reserves as of September 30, 2020 would not impact the effective tax rate due to deferred tax accounting but would accelerate the payment of cash to the taxing authority. Most of Sirius Group's reserves for unrecognized tax benefits on permanent differences relate to interest deductions denied by the Swedish Tax Authority ("STA"), as described further below.
The STA has denied deductions claimed by two of the Company's Swedish subsidiaries in certain tax years for interest paid on intra-group debt instruments. Sirius Group has challenged the STA's denial in court based on the technical merits. In October 2018, one of the Swedish subsidiaries received an adverse decision from Sweden's Administrative Court, which Sirius Group has appealed. Sirius Group has taken into account this and other relevant developments in applicable Swedish tax law and has established a reserve for this uncertain tax position. As of September 30, 2020, the total amount of such reserve was $46.6 million. In connection with this matter, Sirius Group has also taken into account the Stock Purchase Agreement ("SPA") by which Sirius Group was sold to CMIG International Holding Pte. Ltd ("CMIG International") in 2016 and has recorded an indemnification asset. Pursuant to the SPA, the seller agreed to indemnify the buyer and Sirius Group for, among other things, (1) any additional tax liability in excess of Sirius Group's accounting for uncertain tax positions for tax periods prior to the sale of Sirius Group to CMIG International, and (2) an impairment in Sirius Group's net deferred tax assets resulting from a final determination by a tax authority. CMIG International has informed Sirius Group of their view that CMIG International, rather than Sirius Group, should be entitled to all of the proceeds of such an indemnification claim, while Sirius Group is of the view that it should be entitled to the proceeds of such an indemnification claim to the extent of the book value of the relevant deferred tax assets, and therefore, Sirius Group continues to carry the related indemnification asset on the balance sheet. While Sirius Group intends to continue challenging the STA's denial based on the technical merits (including appealing the adverse court decision received in October 2018), the ultimate resolution of these tax disputes is uncertain and no assurance can be given that there will be no material changes to Sirius Group's operating results or balance sheet in connection with these uncertain tax positions or the related indemnification.
With few exceptions, Sirius Group is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2015.
Note 12. Derivatives
Interest Rate Cap
Sirius Group entered into an interest rate swap ("Interest Rate Cap") with two financial institutions where it paid an upfront premium and in return receives a series of quarterly payments based on the 3-month London Interbank Offered Rate at the time of payment. The Interest Rate Cap does not qualify for hedge accounting. Changes in fair value are recognized as unrealized gains or losses and are presented within Other revenue. The fair value of the interest rate cap has been estimated using a single broker quote and, accordingly, has been classified as a Level 3 measurement as of September 30, 2020 and December 31, 2019. Collateral held is recorded within short-term investments with an equal amount recognized as a liability to return collateral. Sirius Group's liability to return that collateral is based on the amounts provided by the counterparties and investment earnings thereon. As of September 30, 2020 and December 31, 2019, Sirius Group held collateral balances of $0.1 million and $0.2 million, respectively

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited
Foreign Currency Risk Derivatives
Sirius Group executes foreign currency forwards, call options, swaps, and futures to manage foreign currency exposure. The foreign currency risk derivatives are not designated or accounted for under hedge accounting. Changes in fair value are recognized as unrealized gains or losses and are presented within Net foreign exchange gains. The fair value of the swaps and forwards are estimated using a single broker quote and accordingly, are classified as a Level 3 measurement. The fair value of the futures is widely available and have quoted prices in active markets and accordingly, were classified as a Level 1 measurement. Sirius Group did not provide or hold any collateral associated with the foreign currency risk derivatives.
Weather Derivatives
Sirius Group holds assets and assumes liabilities related to weather and weather contingent risk management products. Weather and weather contingent derivative contracts are entered into with the objective of generating profits in normal climatic conditions. Accordingly, Sirius Group's weather and weather contingent derivatives are not designed to meet the criteria for hedge accounting under GAAP. Sirius Group receives payment of premium at the contract inception in exchange for bearing the risk of variations in a quantifiable weather index. Changes in fair value are recognized as unrealized gains or losses and are presented within Other revenue. The fair value of the weather derivatives was estimated using a broker quote. Because of the significance of the unobservable inputs used to estimate the fair value of Sirius Group's weather risk contracts, the fair value measurements of the contracts are deemed to be Level 3 measurements in the fair value hierarchy as of September 30, 2020 and December 31, 2019. Sirius Group does not provide or hold any collateral associated with the weather derivatives.
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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited
The following tables summarize information on the classification and amount of the fair value of derivatives not designated as hedging instruments within the Company's Consolidated Balance Sheets as at September 30, 2020 and December 31, 2019:

(Millions)	September 30, 2020			December 31, 2019
Derivatives not designated as hedging instruments	Notional Value	Asset derivative at fair value(1)	Liability derivative at fair value(2)	Notional Value	Asset derivative at fair value(1)	Liability derivative at fair value(2)
Interest rate cap	$250.0	$—	$—	$250.0	$—	$—
Foreign currency swaps	$40.0	$0.3	$—	$90.0	$—	$3.6
Foreign currency forwards	$225.2	$0.3	$—	$(30.0)	$2.7	$5.7
Weather derivatives	$53.6	$—	$3.5	$110.7	$7.0	$—
Equity futures contracts	$(1.0)	$—	$—	$34.5	$—	$—
Foreign currency futures contracts	$22.3	$—	$—	$—	$—	$—
Equity call options	$34.6	$2.5	$—	$—	$—	$—
Equity put options	$77.3	$1.9	$0.1	$31.0	$1.3	$0.2
Foreign currency call options	$50.6	$2.2	$—	$—	$—	$—
Equity warrants	$0.5	$0.5	$—	$0.4	$0.4	$—
(1)Asset derivatives are classified within Other assets within the Company's Consolidated Balance Sheets at September 30, 2020 and December 31, 2019.
(2)Liability derivatives are classified within Other liabilities within the Company's Consolidated Balance Sheets at September 30, 2020 and December 31, 2019.
The following table summarizes information on the classification and net impact on earnings, recognized in the Company's Consolidated Statements of (Loss) Income relating to derivatives during the three and nine months ended September 30, 2020 and 2019:

(Millions)		For the three months ended September 30,		For the nine months ended September 30,
Derivatives not designated as hedging instruments	Classification of gains (losses) recognized in earnings	2020	2019	2020	2019
Interest rate cap	Other revenues	$—	$—	$—	$(0.2)
Foreign currency swaps	Net foreign exchange (losses) gains	$(0.9)	$3.7	$1.8	$6.1
Foreign currency forwards	Net foreign exchange (losses) gains	$(0.4)	$(7.8)	$(0.9)	$(10.8)
Weather derivatives	Other revenues	$(0.4)	$1.9	$(21.8)	$(3.6)
Equity futures contracts	Net realized investment (losses) gains	$(0.2)	$0.1	$2.4	$(0.7)
Equity futures contracts	Net unrealized investment gains (losses)	$(0.1)	$(0.5)	$0.4	$(0.6)
Foreign currency futures contracts	Net foreign exchange (losses) gains	$0.8	$—	$0.1	$—
Equity put options	Net realized investment (losses) gains	$1.9	$(0.8)	$7.8	$(0.8)
Equity put options	Net unrealized investment gains (losses)	$(0.6)	$0.7	$0.8	$0.2
Foreign currency call options	Net foreign exchange (losses) gains	$1.0	$—	$0.8	$—
Equity warrants	Net unrealized investment gains (losses)	$(0.1)	$0.3	$0.1	$0.7

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited
Note 13. Share-based compensation

Sirius Group's compensation plans include grants for various types of share-based and non-share-based compensation awards to key employees and directors of Sirius Group. During the quarter ended September 30, 2020, all of Sirius Group's outstanding performance shares units ("PSUs") were cancelled and converted into cash-based restricted share units ("RSUs") at the most recent forecasted performance percentage. As of September 30, 2020, Sirius Group's share-based awards consisted of RSUs, restricted stock and options. Additionally, during the quarter ended September 30, 2020, the Company's Compensation Committee approved to offer active employees the opportunity to early settle the 2018 long term incentive award at the recent forecasted performance percentage in cash with the remaining balance of share units converted into replacement cash-based RSUs with extended vesting periods.
Sirius Group recognized $(3.3) million and $3.0 million of compensation expense under the share-based awards during the three months ended September 30, 2020 and 2019, respectively. Sirius Group recognized $0.7 million and $3.1 million of compensation expense under the share-based awards during the nine months ended September 30, 2020 and 2019, respectively. Sirius Group paid $1.9 million and $3.3 million to employees for share-based awards during both the three and the nine months ended September 30, 2020 and 2019, respectively.
The following tables present unrecognized compensation cost associated with unvested awards and weighted average period over which it is expected to be recognized:

(Millions)	September 30, 2020
	RSUs	Stock Options
Unrecognized compensation cost related to unvested awards	$6.4	$1.3
Weighted average recognition period (years)	1.3 years	1.5 years
As of September 30, 2019, there were $27.1 million of unrecognized share-based compensation costs, which are expected to be recognized over two to three years.
The following table summarizes outstanding and changes in share-settled awards for the three and nine months ended September 30, 2020:

	Number of Shares
Three months ended September 30, 2020	RSUs	Stock Options
Unvested, beginning of period	1,274,752	1,374,945
Granted	—	—
Vested	—	—
Forfeited	1,060	—
Unvested, end of period	1,273,692	1,374,945

	Number of Shares
Nine months ended September 30, 2020	RSUs	Stock Options
Unvested, beginning of period	1,353,852	1,374,945
Granted	—	—
Vested	—	—
Forfeited	80,160	—
Unvested, end of period	1,273,692	1,374,945

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited
In the comparative periods of three and nine months ended September 30, 2019, the Company granted members of the Board of Directors 2,424 restricted shares and 37,039 restricted shares, respectively. For the three months ended September 30, 2019, Sirius Group granted employees 7,059 PSUs and 16,471 RSUs. For the nine months ended September 30, 2019, Sirius Group granted employees 408,370 PSUs, 1,428,185 RSUs, and 1,374,944 stock options. During the three months ended September 30, 2019, Sirius Group's employees forfeited 43,230 PSUs and 25,936 RSUs. During the nine months ended September 30, 2019, Sirius Group's employees forfeited 57,565 PSUs and 71,988 RSUs.
Cash-Settled Awards
During the quarter ended September 30, 2020, Sirius Group recognized an expense of $6.1 million related to newly issued RSUs. Additionally, during the quarter ended September 30, 2020, phantom performance shares of the existing long-term incentive compensation award that was issued in February 2020, were converted into cash-based phantom restricted shares. During the three and nine months ended September 30, 2020, Sirius Group recognized an expense of $1.1 million and $4.2 million, respectively, related to this award.
In addition, in November 2019, Sirius Group issued retention awards to certain key employees that vest and are paid in equal proportions on or prior to March 15, 2020 and on or prior to March 15, 2021, subject to continued employment on the applicable vesting date. In total, the awards issued under this retention program were $13.8 million, of which, $6.9 million was paid on March 15, 2020. During the three and nine months ended September 30, 2020, Sirius Group recognized an expense of $1.6 million and $9.2 million, respectively, in General and administrative expenses.
Note 14. Common shareholder's equity, mezzanine equity, and non-controlling interests
Common shareholder's equity
The authorized share capital of the Company consists of 500,000,000 Common shares, $0.01 par value per share, and 100,000,000 Preference shares, $0.01 par value per share.
The following table presents changes in the Company's issued and outstanding Common shares for the three and nine months ended September 30, 2020 and 2019, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Common shares:
Shares issued and outstanding, beginning of period	115,299,341	115,296,918	115,299,341	115,151,251
Issuance of shares to directors and employees	—	2,424	—	148,091
Shares issued and outstanding, end of period	115,299,341	115,299,342	115,299,341	115,299,342
Dividends
The Company did not pay dividends to common shareholders during the three and nine months ended September 30, 2020 and 2019.
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
The Company adjusts the carrying value of the Series B preference shares to equal the redemption value at the end of each reporting period. At September 30, 2020 and December 31, 2019, the balance of the Series B preference shares was $197.5 million and $223.0 million, respectively.
Non-controlling interests
Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated entities and are presented separately on the balance sheet. At September 30, 2020 and December 31, 2019, Sirius Group's balance sheet included $1.8 million and $2.4 million, respectively, in non-controlling interests.
The following tables show the change in non-controlling interest for the three and nine months ended September 30, 2020 and 2019:

(Millions)	For the three months ended September 30, 2020	For the three months ended September 30, 2019
Non-controlling interests, beginning of the period	$2.5	$3.0
Net income attributable to non-controlling interests	0.2	0.4
Dividends paid	(1.0)	—
Other, net	0.1	—
Non-controlling interests, end of the period	$1.8	$3.4

(Millions)	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019
Non-controlling interests, beginning of the period	$2.4	$1.7
Net income attributable to non-controlling interests	0.2	1.6
Dividends paid	(1.0)	—
Other, net	0.2	0.1
Non-controlling interests, end of the period	$1.8	$3.4
Alstead Re
As of September 30, 2020 and December 31, 2019, Sirius Group recorded non-controlling interest of $1.8 million and $2.3 million, respectively, in Alstead Re Insurance Company ("Alstead Re"). (See Note 17.)
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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended September 30,		For the nine months ended September 30,
(Millions, except share and per share information)	2020	2019	2020	2019
Basic earnings per share
Numerator:
Net income	$(104.0)	$(7.6)	$(232.5)	$104.7
Less: Income attributable to non-controlling interests	(0.2)	(0.4)	(0.2)	(1.6)
Less: Change in carrying value of Series B preference shares	8.7	5.3	25.5	(3.9)
Net income available for dividends out of undistributed earnings	$(95.5)	$(2.7)	$(207.2)	$99.2
Less: Earnings attributable to Series B preference shares	—	—	—	(9.3)
Net income available to Sirius Group common shareholders	$(95.5)	$(2.7)	$(207.2)	$89.9
Denominator:
Weighted average shares outstanding for basic earnings per share	115,297,945	115,251,853	115,279,197	115,225,942
Basic earnings per share	$(0.83)	$(0.02)	$(1.80)	$0.78
Diluted earnings per share
Numerator:
Net income available to Sirius Group common shareholders	$(95.5)	$(2.7)	$(207.2)	$89.9
Add: Change in carrying value of Series B preference shares	—	(5.3)	(25.5)	—
Net income available to Sirius Group common shareholders on a diluted basis	$(95.5)	$(8.0)	$(232.7)	$89.9
Denominator:
Weighted average shares outstanding for basic earnings per share	115,297,945	115,251,853	115,279,197	115,225,942
Add: Series B preference shares	—	11,901,670	11,901,670	—
Add: Unvested performance share units and restricted share units	—	—	—	393,280
Weighted average shares outstanding for diluted earnings per share(1)	115,297,945	127,153,523	127,180,867	115,619,222
Diluted earnings per share	$(0.83)	$(0.06)	$(1.83)	$0.78
(1)For the three months ended September 30, 2020, there were a total of 26,057,275 potentially dilutive securities excluded from the calculation of Diluted earnings per share. For the three months ended September 30, 2019, there were 19,537,270 potentially dilutive securities excluded from the calculation of Diluted earnings per share. For the nine months ended September 30, 2020, there were a total of 14,155,605 potentially dilutive securities excluded from the calculation of Diluted earnings per share. For the nine months ended September 30, 2019, there were 31,045,660 potentially dilutive securities excluded from the calculation of Diluted earnings per share.
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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited
The following table presents the components of Other long-term investments as of September 30, 2020 and December 31, 2019:

(Millions)	September 30, 2020	December 31, 2019
Equity method eligible unconsolidated entities, at fair value	$166.8	$151.9
Other unconsolidated investments, at fair value(1)	221.2	194.9
Total Other long-term investments(2)	$388.0	$346.8
(1)Includes Other long-term investments that are not equity method eligible.
(2)There were no investments accounted for using the equity method as of September 30, 2020 and December 31, 2019.
Equity method eligible unconsolidated entities, at fair value
Sirius Group has elected the fair value option to account for its equity method eligible investments accounted for as part of Other long-term investments for consistency of presentation with the rest of its investment portfolio. The following table presents Sirius Group's investments in equity method eligible unconsolidated entities as of September 30, 2020 and December 31, 2019:

	Ownership interest as of
Investee	September 30, 2020	December 31, 2019	Instrument Held
BE Reinsurance Limited	24.9%	24.9%	Common shares
BioVentures Investors (Offshore) IV LP	73.0%	73.0%	Units
Camden Partners Strategic Fund V (Cayman), LP	39.4%	39.4%	Units
Diamond LS I LP	15.6%	16.0%	Units
Gateway Fund LP	22.9%	15.0%	Units
Monarch	12.8%	12.8%	Units
New Energy Capital Infrastructure Credit Fund LP	29.8%	30.5%	Units
New Energy Capital Infrastructure Offshore Credit Fund LP	29.8%	30.5%	Units
Pie Preferred Stock(1)	30.1%	30.1%	Preferred shares
Pie Series B Preferred Stock(1)	23.4%	22.4%	Preferred shares
Quintana Energy Partners	21.8%	21.8%	Units
Tuckerman Capital V LP	48.3%	48.3%	Units
Tuckerman Capital V Co-Investment I LP	48.3%	48.1%	Units
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

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited
Sirius Group has determined that Alstead Re is a VIE for which Sirius Group is the primary beneficiary and is required to consolidate it. The following table presents Alstead Re's assets and liabilities, as classified in the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019:

(Millions)	September 30, 2020	December 31, 2019
Assets:
Fixed maturity investments	$3.8	$3.9
Short-term investments	0.5	0.5
Cash	0.1	0.1
Total investments	4.3	4.5
Insurance and reinsurance premiums receivable	(0.5)	(0.3)
Funds held by ceding companies	2.3	3.4
Deferred acquisition costs	—	0.3
Other assets	—	—
Total assets	$6.2	$7.9
Liabilities
Loss and loss adjustment expense reserves	$0.3	$0.5
Unearned insurance and reinsurance premiums	—	0.6
Other liabilities	0.1	0.1
Total liabilities	$0.4	$1.2
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
The following table presents total assets of unconsolidated VIEs in which Sirius Group holds a variable interest, as well as the maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(Millions)	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total
September 30, 2020
Other long-term investments(1)	$254.8	$117.1	$7.4	$124.5
Total at September 30, 2020	$254.8	$117.1	$7.4	$124.5
December 31, 2019
Other long-term investments(1)	$257.8	$102.6	$16.3	$118.9
Total at December 31, 2019	$257.8	$102.6	$16.3	$118.9
(1)Comprised primarily of hedge funds and private equity funds.

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited
Note 18. Transactions with related parties
(Re)insurance contracts
In the normal course of business, Sirius Group enters into insurance and reinsurance contracts with certain of its insurance and MGU affiliates, or their subsidiaries. During the three and nine months ended September 30, 2020, these contracts resulted in gross written premiums of $16.0 million and $84.1 million, respectively. During the three and nine months ended September 30, 2019, these contracts resulted in gross written premiums of $21.7 million and $70.7 million, respectively. As of September 30, 2020 and December 31, 2019, Sirius Group had total receivables due from affiliates of $22.0 million and $16.1 million, respectively. As of both September 30, 2020 and December 31, 2019, Sirius Group had total payables due to affiliates of $0.9 million.

Transaction Matters Letter Agreement

On August 6, 2020, CM Bermuda, the Company, TPRE and CMIG International entered into a Transaction Matters Letter Agreement (the “Transaction Matters Agreement”), pursuant to which, among other things and subject to the terms and conditions thereof, the Company has agreed to pay for and reimburse CMIG International and CM Bermuda for certain legal expenses incurred by CMIG International and CM Bermuda in connection with the Transactions and the related sales process or other discussions between CMIG International, CM Bermuda and the Company occurring on or after March 6, 2020, and TPRE has agreed to assume such remaining payment obligations of the Company following the closing of the Merger. TPRE has also agreed to pay for the fees and expenses payable by CMIG International and CM Bermuda to its financial advisor, Goldman Sachs (Asia) L.L.C., relating to the Transactions. Under the terms of the Transaction Matters Agreement, the Company is not permitted to terminate or threaten to terminate the Merger Agreement following a change by the TPRE board of directors of its recommendation to TPRE’s shareholders in favor of the TPRE Share Issuance without the prior written consent of CM Bermuda and CMIG International. During the quarter ended September 30, 2020, the Company paid $2.2 million for certain legal expenses incurred by CM Bermuda and CMIG International in connection with the Transaction Matters Agreement.

Series B preference shareholders expense reimbursement agreement

On March 27, 2020, the Company entered into an expense reimbursement agreement (the “Agreement”) with each of the holders of the Series B preference shares. Pursuant to the Agreement, the Company agreed to reimburse each of the holders of the Series B preference shares for all reasonable and documented out-of-pocket expenses incurred by them in connection with pursuing a potential negotiated transaction (a “Potential Transaction”) involving the Company or one or more of its subsidiaries on or after January 8, 2020 up to $250,000 for each holder of Series B preference shares together with its affiliates and $1,000,000 in the aggregate with any reimbursement above such amounts requiring the written consent of the Company (but excluding any expenses incurred in connection with the evaluation or enforcement of any rights or obligations of the holders of the Series B preference shares or the Company relating to the preference shares in the Company held by such Series B preference shareholders). In addition, the Company agreed to reimburse the holders of the Series B preference shares for any and all reasonable and documented out-of-pocket attorneys’ fees or other fees payable to third party advisors up to $500,000 in the aggregate to the extent arising out of any litigation, dispute, arbitration or other proceeding commencing after the date of the Agreement that is not brought or commenced by a holder of the Series B preference shares and involves the Company, such Series B preference shareholder's investment in the Company or a Potential Transaction. As of the end of the third quarter 2020, no payments have been requested or made under the Agreement.

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
During the three and nine months ended September 30, 2020, Sirius Group recognized operating lease expense of $3.0 million and $9.0 million, respectively, including property taxes and routine maintenance expense as well as rental expenses related to short term leases. During the three and nine months ended September 30, 2019, Sirius Group recognized operating lease expense of $3.4 million and $9.3 million, respectively, including property taxes and routine maintenance expense as well as rental expenses related to short term leases.
As of September 30, 2020 and December 31, 2019, Sirius Group had $27.1 million and $27.4 million of operating lease right-of-use assets, respectively, included in Other assets. As of September 30, 2020 and December 31, 2019, Sirius Group had $29.0 million and $29.3 million of operating lease liability, respectively, included in Other liabilities.
The following table presents the lease balances within the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019:

(millions)	Balance Sheet Classification	September 30, 2020	December 31, 2019
Operating lease right-of-use assets	Other assets	$27.1	$27.4
Current lease liabilities	Other liabilities	$9.2	$8.3
Non-current lease liabilities	Other liabilities	$19.8	$21.0
The following table presents weighted average remaining lease term and weighted average discount rate as of September 30, 2020:

Weighted average lease term (years) as at September 30, 2020
Leased offices	7 years
Leased equipment	3 years
Weighted average discount rate:
Leased offices	3.3%
Leased equipment	3.3%

Sirius International Insurance Group, Ltd.
Notes to Consolidated Financial Statements
Unaudited
The following table presents future annual minimum rental payments required under non-cancellable leases and the present value discount to arrive at total lease liability as of September 30, 2020:

(Millions)	Future Payments
2020	$2.4
2021	9.6
2022	9.5
2023	5.7
2024	2.3
2025 and after	1.2
Total future annual minimum rental payments as of September 30, 2020	30.7
Less: present value discount	(1.7)
Total lease liability as of September 30, 2020	$29.0
As of September 30, 2020, the Company's future operating lease obligations that have not yet commenced are immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis ("MD&A") of the Company's unaudited consolidated results of operations for the three and nine months ended September 30, 2020 and 2019 and the Company's consolidated financial condition, liquidity and capital resources as of September 30, 2020 and December 31, 2019. This discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2019 (our "2019 Annual Report"), filed with the U.S. Securities and Exchange Commission ("SEC") on March 5, 2020, and the Company's Unaudited Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP").
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
Background and Recent Developments
Merger Agreement
On August 6, 2020, the Company announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Third Point Reinsurance Ltd., a Bermuda exempted company (“TPRE”), and Yoga Merger Sub Limited, a Bermuda exempted company and a wholly owned subsidiary of TPRE (“Merger Sub”). The Merger Agreement provides, among other things, that, upon the terms and subject to the conditions set forth in the Merger Agreement and a Statutory Merger Agreement to be executed by the Company, TPRE and Merger Sub (the “Statutory Merger Agreement”), Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of TPRE (the “Merger”). The Merger Agreement, the Statutory Merger Agreement, and the consummation of the transactions contemplated by the Merger Agreement and the Statutory Merger Agreement, including the Merger (the “Transactions”), have been unanimously approved by the board of directors of each of the Company and TPRE. The consummation of the Transactions is expected to occur during the first quarter of 2021, subject to the satisfaction or waiver of applicable closing conditions.
Under the terms of the Merger Agreement, as of the effective time of the Merger, each issued and outstanding common share, par value $0.01 per share, of the Company (“Company Shares”) will be converted into the right to receive, at the election of the holder thereof, (i) $9.50 in cash, or (ii) (A) 0.743 of a common share, par value $0.10 per share, of TPRE (“TPRE Shares”) and

(B) one contractual contingent value right (each, a “CVR”), which will represent the right to receive a contingent cash payment, and which, taken together with the fraction of the TPRE Share received, guarantee that on the second anniversary of the closing date of the Merger, the electing shareholder will have received equity and cash with a value of at least $13.73 per share (the “Share & CVR Election”), or (iii) (A) $0.905 in cash, (B) a number of TPRE Shares equal to the Mixed Election Common Shares Exchange Ratio (as such term is defined in the Merger Agreement), (C) a number of newly issued Series A preference shares of TPRE (“TPRE Preference Shares”) equal to the Mixed Election Preference Shares Exchange Ratio (as such term is defined in the Merger Agreement), (D) 0.190 of a warrant issued by TPRE and (E) $0.905 aggregate principal amount of a right (each, an “Upside Right”) issued by TPRE (the “Mixed Election”). Elections must be made no later than ten (10) Business Days (as defined in the Merger Agreement) prior to the closing of the Transactions. Pursuant to the Voting and Support Agreement dated August 6, 2020 among CM Bermuda Limited ("CM Bermuda"), CMIG International Holding Pte. Ltd. ("CMIG International"), the Company, and TPRE (the "Voting and Support Agreement"), CM Bermuda, a Bermuda exempted company and majority shareholder of the Company, whose parent company is CMIG International has agreed to make the Mixed Election. Holders of Company Shares who do not make an election will be deemed to have made the Share & CVR Election. No fractional TPRE Shares or TPRE Preference Shares will be issued in the Merger, and holders of Company Shares will receive cash in lieu of any fractional TPRE Shares or TPRE Preference Shares. Dissenting Company shareholders will be entitled to exercise appraisal rights under Bermuda law.
The consummation of the Merger is subject to the satisfaction or waiver of certain conditions, including, among others, (i) the affirmative vote in favor of the approval of the Merger Agreement, the Merger and the Statutory Merger Agreement by the holders of a majority of the voting power of the Company Shares and the Company’s Series B preference shares, voting together as a single class, that are present (in person or by proxy) at the Company shareholder meeting called for such purpose, (ii) the affirmative vote in favor of the approval of the issuance of TPRE Shares in the Merger as contemplated by the Merger Agreement by the holders of at least a majority of the voting power of TPRE Shares that are present (in person or by proxy) at the TPRE shareholder meeting called for such purpose, (iii) the expiration or termination of any applicable waiting period (together with any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and any other applicable antitrust laws, (iv) the receipt of certain approvals under applicable insurance laws, (v) the absence of any effective order issued by any governmental authority or court of competent jurisdiction or other legal restraint prohibiting or preventing the consummation of the Merger, (vi) in the case of each party’s obligation to effect the Merger, the absence of a material adverse effect with respect to the other party and its subsidiaries, taken as a whole, since the date of the Merger Agreement, (vii) in the case of each party’s obligation to effect the Merger, subject to certain materiality exceptions, the accuracy of the representations and warranties made by the other party, and compliance by the other party in all material respects with such party’s respective obligations under the Merger Agreement and (viii) other customary closing conditions.
Sirius Group incurred various legal, advisory, and other consulting costs associated with the proposed Merger of $10 million, which are included in the Company's financial condition or results of operations as of and for the three and nine months ended September 30, 2020. As part of the amount incurred, $2 million is in connection with the Transaction Matters Letter Agreement entered into by Sirius Group, TPRE, CM Bermuda and CMIG International on August 6, 2020 (the "Transaction Matters Agreement").
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
The safety and welfare of our employees is our highest priority during the COVID-19 pandemic. We implemented various business continuity and crisis management procedures to ensure all functions remained fully operational, which included regular management meetings both globally and locally as well as the monitoring of core business processes and outcomes. Prior to our decision to work remotely, we confirmed that all of our employees had access to our network, telecommunications equipment, and would remain fully operational. As a result of these actions, we have experienced no material disruptions in our business operations that would affect our clients.
During the third quarter, we reviewed our inforce (re)insurance portfolios to reevaluate our estimate of ultimate losses from the COVID-19 pandemic, and as a result of new information and more detailed modeling, we increased our estimates by $39 million, which included $31 million of losses from Global A&H primarily from contracts covering infectious disease related expenses. For the nine months ended September 30, 2020, we recorded $192 million of estimated ultimate losses in our underwriting results, which includes losses from Property, Accident & Health, Contingency, Trade Credit, and to a lesser extent Casualty lines of business. This best estimate of ultimate loss was based on our evaluation of the information readily available at this time, including an analysis of reported claims, an underwriting review of in-force contracts, industry estimates of ultimate losses, and other factors requiring considerable judgment. There may be additional future losses from COVID-19 which have not yet been reflected in Sirius Group’s estimates, if loss emergence varies from our initial expectations.
COVID-19 has had a negative impact on general economic activity which has, in turn, negatively impacted our premium volumes. The degree of the continued impact will depend on the extent and duration of the economic contraction. As a result of the anticipated impact of the pandemic on our earned premiums, we may experience an increase in our underwriting expense ratio. Sirius Group has experienced and may continue to experience lower gross written premiums for travel medical and trip cancellation insurance.
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
Contingent Consideration
On September 24, 2020, Sirius Group paid $4 million to WE B CEJS (formerly known as Armada Enterprises LLC) as a contingent consideration payment for the three-year contingent earn-out mechanism from the acquisition of Armada and its subsidiaries (the "Armada Earnout") for performance related to the 2019 underwriting year. Previously, on April 17, 2020, Sirius Group paid $6 million to WE B CEJS as a contingent consideration payment for performance related to the 2017 and 2018 underwriting years. See Note 3 "Significant transactions" in Sirius Group's audited financial statements included in our 2019 Annual Report for further details and discussion with respect to the Armada Earnout.
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
Empire Insurance Company
On July 7, 2020, Sirius Group sold 100% of the common shares of Empire Insurance Company (“Empire”) to Physicians' Reciprocal Insurers. Sirius Group received $11 million of proceeds and recognized a $1 million gain on the sale of these assets.
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
•Global Reinsurance consists of Sirius Group's underwriting lines of business that offer Other Property, Property Catastrophe Excess Reinsurance, Agriculture Reinsurance, Aviation & Space, Marine & Energy, Trade Credit, Contingency, and Casualty Reinsurance;
•Global A&H consists of Sirius Group's global accident and health insurance and reinsurance underwriting business along with IMG and Armada, which provide supplemental healthcare and medical travel insurance products as well as related administration services;
•U.S. Specialty consists of Sirius Group's specialty insurance product offerings, which includes Environmental, Surety, and Workers’ Compensation. In April 2020, the Company decided to exit the Surety business due to competitive market conditions in that business line and the recent economic downturn which presented new risks and challenges for this line of business; and
•Runoff & Other consists of the results of Sirius Global Solutions, which specializes in the acquisition and management of runoff liabilities for insurance and reinsurance companies, both in the United States and internationally, as well as asbestos risks, environmental risks and other long-tailed liability exposures.

Executive Summary
Three Months Ended September 30, 2020 and 2019
Sirius Group ended the third quarter of 2020 with a net (loss) attributable to common shareholders of $(96) million and basic earnings per common share of $(0.83) and diluted earnings per share of $(0.83). This compares to net (loss) attributable to common shareholders of $(3) million and basic earnings per common share of $(0.02) and diluted earnings per share of $(0.06) for the three months ended September 30, 2019. The higher net (loss) attributable to common shareholders was driven primarily by lower net realized and unrealized investment gains as a result of foreign exchange losses, COVID-19 losses ($39 million), and non-investment related net foreign exchange losses, partially offset by lower catastrophe losses. During the three months ended September 30, 2020, Sirius Group recorded catastrophe losses, net of reinsurance and reinstatement premiums, of $53 million compared to $109 million for the three months ended September 30, 2019. The three months ended September 30, 2020 results included an insignificant amount of net favorable prior year loss reserve development compared to $6 million of net unfavorable prior year loss reserve development for the three months ended September 30, 2019.
Sirius Group reported a comprehensive (loss) of $(67) million for the three months ended September 30, 2020 compared to comprehensive (loss) of $(50) million for the three months ended September 30, 2019. The higher comprehensive (loss) was driven primarily by a net (loss) of $(104) million, partially offset by foreign currency translation gains of $38 million recognized through other comprehensive income for the three months ended September 30, 2020 compared to $(42) million of foreign currency translation (losses) recognized through other comprehensive income and a net loss of $(8) million for the three months ended September 30, 2019. See "Foreign Currency Translation" below.
Sirius Group's combined ratio was 115% for the three months ended September 30, 2020 compared to 123% for the three months ended September 30, 2019. The improvement in the combined ratio was due to lower catastrophe losses, partially offset by COVID-19 losses, net of reinsurance and additional premiums due, of $39 million (11 points). The combined ratio included 14 points of catastrophe losses for the three months ended September 30, 2020 compared to 29 points for the three months ended September 30, 2019. Sirius Group's combined ratio for the three months ended September 30, 2020 was impacted by an insignificant amount of net favorable prior year loss reserve development compared to 2 points of net unfavorable prior year loss reserve development for the three months ended September 30, 2019.
Nine Months Ended September 30, 2020 and 2019
Sirius Group ended the first nine months of 2020 with a net (loss) attributable to common shareholders of $(207) million and basic earnings per common share of $(1.80) and diluted earnings per share of $(1.83). This compares to net income attributable to common shareholders of $99 million and basic and diluted earnings per common share of $0.78 for the nine months ended September 30, 2019. The decrease was driven primarily by $192 million from COVID-19 losses, net of reinsurance and additional premiums due, lower net unfavorable prior year loss reserve development, and catastrophe losses. The nine months ended September 30, 2020 results included $5 million of net unfavorable prior year loss reserve development compared to $87 million of net unfavorable prior year loss reserve development for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, Sirius Group recorded catastrophe losses, net of reinsurance and reinstatement premiums, of $72 million compared to $119 million for the nine months ended September 30, 2019.
Sirius Group reported a comprehensive (loss) of $(202) million for the nine months ended September 30, 2020 compared to comprehensive income of $34 million for the nine months ended September 30, 2019. The decrease was driven primarily by a net (loss) of $(233) million and a foreign currency translation gain of $31 million recognized through other comprehensive income for the nine months ended September 30, 2020 compared to net income of $105 million, partially offset by a foreign currency translation (losses) of $(69) million recognized through other comprehensive income, for the nine months ended September 30, 2019. See "Foreign Currency Translation" below.

Sirius Group's combined ratio was 113% for the nine months ended September 30, 2020 compared to 107% for the nine months ended September 30, 2019. The increase in the combined ratio from the prior period was driven primarily by $192 million of COVID-19 losses (16 points), partially offset by lower net unfavorable prior year loss reserve development and catastrophe losses. Sirius Group's combined ratio for the nine months ended September 30, 2020 was impacted by less than 1 point of net unfavorable prior year loss reserve development compared to 8 points of net unfavorable prior year loss reserve development for the nine months ended September 30, 2019. The combined ratio included 6 points of catastrophe losses for the nine months ended September 30, 2020 compared to 11 points for the nine months ended September 30, 2019.
Book Value Per Common Share
Book value per common share was $12.66 as of September 30, 2020 compared to book value per common share of $13.18 as of June 30, 2020, a decrease of 3.9% due to the comprehensive (loss) of $(67) million recognized for the three months ended September 30, 2020.
Book value per common share was $12.66 as of September 30, 2020 compared to book value per common share of $14.23 as of December 31, 2019, a decrease of 11.0% due to the comprehensive (loss) of $(202) million recognized for the nine months ended September 30, 2020.
Total common shareholders’ equity at the end of the third quarter of 2020 was $1,459 million compared to $1,520 million as of June 30, 2020 and $1,640 million as of December 31, 2019.
Return on Equity
Return on Equity ("ROE"), calculated by dividing Net (loss) income attributable to Sirius Group's common shareholders for the period by beginning common shareholders' equity, was (6.3)% for the three months ended September 30, 2020 compared to (0.2)% for the three months ended September 30, 2019 due to a higher net (loss) recognized for the three months ended September 30, 2020.
ROE was (12.6)% for the nine months ended September 30, 2020 compared to 5.8% for the nine months ended September 30, 2019 due to the net (loss) recognized for the nine months ended September 30, 2020.
Tangible Book Value Per Common Share
Tangible book value per common share, which is derived by subtracting Goodwill, Intangible assets, and Net deferred tax liability on intangible assets from Book value, was $7.89 as of September 30, 2020 compared to $8.39 as of June 30, 2020, a decrease of 6.0% due to the comprehensive (loss) of $(67) million recognized for the three months ended September 30, 2020.
Tangible book value per common share was $7.89 as of September 30, 2020 compared to $9.39 as of December 31, 2019, a decrease of 16.0% due to the comprehensive (loss) of $(202) million recognized for the nine months ended September 30, 2020.
See "Non-GAAP Financial Measures" for an explanation and calculation of Tangible book value and Tangible book value per common share.
Operating (loss) attributable to common shareholders
For the three months ended September 30, 2020, Operating (loss) attributable to common shareholders was $(101) million compared to $(65) million for the three months ended September 30, 2019 primarily due to lower net investment income, transaction related expenses, and lower net service fee income, partially offset by a lower net underwriting (loss).
For the nine months ended September 30, 2020, Operating (loss) attributable to common shareholders was $(218) million compared to $(66) million for the nine months ended September 30, 2019 primarily due to a higher net underwriting (loss), lower net investment income, a higher loss from the change in the fair value of weather derivatives, and transaction related expenses.
See "Non-GAAP Financial Measures" for an explanation and calculation of Operating (loss) attributable to common shareholders.

Consolidated Results of Operations – Three and Nine Months Ended September 30, 2020 and 2019
(Expressed in millions of U.S. dollars, except ratios, share and per share information)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues
Gross written premiums	$356.0	$413.7	$1,496.2	$1,523.1
Net written premiums	$282.3	$322.3	$1,218.2	$1,208.8
Net earned insurance and reinsurance premiums	$372.6	$374.2	$1,177.1	$1,056.8
Net investment income	1.7	22.8	30.0	67.3
Net realized investment (losses) gains	(3.8)	15.3	23.6	39.9
Net unrealized investment gains (losses)	31.2	53.9	(3.9)	143.4
Net foreign exchange (losses) gains	(21.3)	4.9	(18.9)	9.4
Other revenue	15.8	16.3	30.3	51.3
Total revenues	396.2	487.4	1,238.2	1,368.1
Expenses
Loss and loss adjustment expenses	305.4	348.6	972.8	810.5
Insurance and reinsurance acquisition expenses	83.6	75.1	236.4	215.4
Other underwriting expenses	41.3	35.4	115.6	106.2
General and administrative expenses	34.4	28.0	90.4	80.6
Intangible asset amortization expenses	3.9	3.9	11.8	11.8
Interest expense on debt	8.1	7.7	23.8	23.3
Total expenses	476.7	498.7	1,450.8	1,247.8
Pre-tax (loss) income	(80.5)	(11.3)	(212.6)	120.3
Income tax (expense) benefit	(23.5)	3.7	(19.9)	(15.6)
Net (loss) income	(104.0)	(7.6)	(232.5)	104.7
(Income) attributable to non-controlling interests	(0.2)	(0.4)	(0.2)	(1.6)
(Loss) income attributable to Sirius Group	(104.2)	(8.0)	(232.7)	103.1
Change in carrying value of Series B preference shares	8.7	5.3	25.5	(3.9)
Net (loss) income attributable to Sirius Group's common shareholders	$(95.5)	$(2.7)	$(207.2)	$99.2
Comprehensive (loss) income
Net (loss) income	$(104.0)	$(7.6)	$(232.5)	$104.7
Other comprehensive income (loss)
Change in foreign currency translation, net of tax	37.5	(42.3)	31.1	(69.0)
Total other comprehensive income (loss)	37.5	(42.3)	31.1	(69.0)
Comprehensive (loss) income	(66.5)	(49.9)	(201.4)	35.7
Net (income) attributable to non-controlling interests	(0.2)	(0.4)	(0.2)	(1.6)
Comprehensive (loss) income attributable to Sirius Group	$(66.7)	$(50.3)	$(201.6)	$34.1
Ratios:
Loss ratio(1)	82.0%	93.2%	82.6%	76.7%
Acquisition expense ratio(2)	22.4%	20.1%	20.1%	20.4%
Other underwriting expense ratio(3)	11.1%	9.5%	9.8%	10.0%
Combined ratio(4)	115.5%	122.8%	112.5%	107.1%
Selected financial data:
Basic earnings per common share and common shares equivalent	$(0.83)	$(0.02)	$(1.80)	$0.78
Diluted earnings per common share and common shares equivalent	$(0.83)	$(0.06)	$(1.83)	$0.78
Basic weighted average number of common shares and common share equivalents outstanding	115,297,945	115,251,853	115,279,197	115,225,942
Diluted weighted average number of common shares and common share equivalents outstanding	115,297,945	127,153,523	127,180,867	115,619,222
Return on equity(5)	(6.3)%	(0.2)%	(12.6)%	5.8%
Operating (loss) attributable to common shareholders(6)	$(100.8)	$(65.4)	$(218.2)	$(65.9)
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

	As of September 30, 2020	As of June 30, 2020	As of December 31, 2019
Selected balance sheet data:
Book value per common share (1)	$12.66	$13.18	$14.23
Tangible book value per common share (2)	$7.89	$8.39	$9.39
(1) Book value per common share is calculated by dividing Total common shareholders' equity by the total number of Common shares outstanding.
(2) Tangible book value per common share is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for an explanation and calculation of Tangible book value per common share.
Three and Nine Months Ended September 30, 2020 and 2019
Gross written premiums – Gross written premiums for the three months ended September 30, 2020 were $356 million, a decrease of $58 million or 14% compared to gross written premiums of $414 million for the three months ended September 30, 2019, with Global A&H down 35%, Global Reinsurance down 3%, and U.S. Specialty up 28%. Gross written premiums declined due to the impact from COVID-19 and client reaction to Sirius Group's ratings actions, partially offset by continued growth for business written through Pie Insurance Holdings, Inc. (“Pie Insurance”). See "Results of Reportable Segments" below.
Gross written premiums for the nine months ended September 30, 2020 were $1,496 million, a decrease of $27 million or 2% compared to gross written premiums of $1,523 million for the nine months ended September 30, 2019, with U.S. Specialty up 35%, Global Reinsurance down 8%, and Global A&H down 5%. Runoff & Other gross written premiums increased to $66 million for the nine months ended September 30, 2020 from $5 million for the nine months ended September 30, 2019 primarily due to the LPT. Gross written premiums declined due to the impact from COVID-19 and client reaction to Sirius Group's ratings actions, partially offset by continued growth for business written through Pie Insurance. See "Results of Reportable Segments" below.
Net written premiums – Net written premiums for the three months ended September 30, 2020 were $282 million, a decrease of $40 million or 12% compared to net written premiums of $322 million for the three months ended September 30, 2019, with Global A&H down 31%, Global Reinsurance down 5%, and U.S. Specialty up 50%. See "Results of Reportable Segments" below.
Net written premiums for the nine months ended September 30, 2020 were $1,218 million, an increase of $9 million or 1% compared to net written premiums of $1,209 million for the nine months ended September 30, 2019, with U.S. Specialty up 43%, Global A&H down 7%, and Global Reinsurance down 6%. Runoff & Other net written premiums increased to $66 million for the nine months ended September 30, 2020 from $2 million for the nine months ended September 30, 2019 primarily due to the LPT. Absent the effect of the LPT within the Runoff & Other segment, net written premiums decreased 5% compared to the prior period. See "Results of Reportable Segments" below.
Net earned insurance and reinsurance premiums – Net earned insurance and reinsurance premiums for the three months ended September 30, 2020 were $373 million, a decrease of $1 million or less than 1% compared to net earned insurance and reinsurance premiums of $374 million for the three months ended September 30, 2019, with Global Reinsurance down 2%, Global A&H down 1%, and U.S. Specialty up 89%. See "Results of Reportable Segments" below.
Net earned insurance and reinsurance premiums for the nine months ended September 30, 2020 were $1,177 million, an increase of $120 million or 11% compared to net earned insurance and reinsurance premiums of $1,057 million for the nine months ended September 30, 2019, with U.S. Specialty up 125%, Global A&H up 5%, and Global Reinsurance up 2%. Runoff & Other net earned insurance and reinsurance premiums increased to $67 million for the nine months ended September 30, 2020 from $1 million for the nine months ended September 30, 2019 primarily due to the LPT. See "Results of Reportable Segments" below.

Net investment income, Net realized investment (losses) gains, Net unrealized investment gains (losses), and Net foreign exchange (losses) gains – Net investment income decreased to $2 million for the three months ended September 30, 2020 from $23 million for the three months ended September 30, 2019 primarily due to a reduction of previously earned funds held interest that was a result of underwriting results on a runoff contract, lower yields from short-term and fixed maturity investments, lower income from equity securities due to lower holdings, lower income from other long-term investments, and higher investment expenses. Sirius Group reported net realized investment (losses) of $(4) million for the three months ended September 30, 2020, which included $(11) million of net realized foreign currency (losses), compared to net realized investment gains of $15 million for the three months ended September 30, 2019, which included $14 million of net realized foreign currency gains. Net unrealized investment gains were $31 million for the three months ended September 30, 2020, which included $(17) million of net unrealized foreign currency (losses), compared to net unrealized investment gains of $54 million for the three months ended September 30, 2019, which included $34 million of net unrealized foreign currency gains. See "Summary of Investment Results" below. Additionally, Sirius Group recorded $(21) million of non-investment related foreign exchange (losses) for the three months ended September 30, 2020 compared to $5 million of non-investment related foreign exchange gains for the three months ended September 30, 2019. Included in the amount for the three months ended September 30, 2020 is $(11) million of unfavorable currency movement on the 2017 SEK Subordinated Notes (as defined herein) compared to $16 million of favorable currency movement for the three months ended September 30, 2019. See "Foreign Currency Translation" below.
Net investment income decreased to $30 million for the nine months ended September 30, 2020 from $67 million for the nine months ended September 30, 2019 primarily due to a reduction of previously earned funds held interest that was a result of underwriting results on a runoff contract, lower yields from short-term and fixed maturity investments, lower income from equity securities due to lower holdings, and lower income from other long-term investments. Sirius Group reported net realized investment gains of $24 million for the nine months ended September 30, 2020, which included $5 million of foreign currency gains, compared to net realized investments gains of $40 million for the nine months ended September 30, 2019, which included $35 million of foreign currency gains. Net unrealized investment (losses) were $(4) million for the nine months ended September 30, 2020, which included $(30) million of net unrealized foreign currency (losses), compared to net unrealized investment gains of $143 million for the nine months ended September 30, 2019, which included $52 million of net unrealized foreign currency gains. See "Summary of Investment Results" below. Additionally, Sirius Group recorded $(19) million of non-investment related foreign exchange (losses) for the nine months ended September 30, 2020 compared to $9 million of non-investment related foreign exchange gains for the nine months ended September 30, 2019. Included in the amount for the nine months ended September 30, 2020 is $(10) million of unfavorable currency movement on the 2017 SEK Subordinated Notes (as defined herein) compared to $27 million of favorable currency movement for the nine months ended September 30, 2019. See "Foreign Currency Translation" below.
Other revenue – Other revenue was $16 million for each of the three months ended September 30, 2020 and 2019.
Other revenue decreased to $30 million for the nine months ended September 30, 2020 from $51 million for the nine months ended September 30, 2019. The decrease in other revenue was primarily attributable to a $(22) million (loss) on the change in the fair value of weather derivatives compared to a $(4) million (loss) for the nine months ended September 30, 2019.
Loss and loss adjustment expenses – Loss and loss adjustment expenses decreased 13% to $305 million for the three months ended September 30, 2020 from $349 million for the three months ended September 30, 2019 primarily due to lower catastrophe losses and net favorable prior year loss reserve development, partially offset by COVID-19 losses. See "Results of Reportable Segments" below.
Loss and loss adjustment expenses increased 20% to $973 million for the nine months ended September 30, 2020 from $811 million for the nine months ended September 30, 2019 primarily due to COVID-19 losses and increased net earned insurance and reinsurance premiums, partially offset by lower net unfavorable prior year loss reserve development and catastrophe losses. In addition, Runoff & Other loss and loss adjustment expenses increased to $73 million for the nine months ended September 30, 2020 from $5 million for the nine months ended September 30, 2019 primarily due to the LPT. See "Results of Reportable Segments" below.
Insurance and reinsurance acquisition expenses – Insurance and reinsurance acquisition expenses increased 12% to $84 million for the three months ended September 30, 2020 from $75 million for the three months ended September 30, 2019 primarily due to an increase in net earned insurance and reinsurance premiums for U.S. Specialty for the three months ended September 30, 2020 as well as business mix. See "Results of Reportable Segments" below.

Insurance and reinsurance acquisition expenses increased 10% to $236 million for the nine months ended September 30, 2020 from $215 million for the nine months ended September 30, 2019 primarily due to an increase in net earned insurance and reinsurance premiums for U.S. Specialty, Global Reinsurance, and Global A&H for the nine months ended September 30, 2020 as well as business mix. See "Results of Reportable Segments" below.
Other underwriting expenses – Other underwriting expenses increased 17% to $41 million for the three months ended September 30, 2020 from $35 million for the three months ended September 30, 2019 due to higher variable compensation expenses. See "Results of Reportable Segments" below.
Other underwriting expenses increased 9% to $116 million for the nine months ended September 30, 2020 from $106 million for the nine months ended September 30, 2019 due to higher variable compensation expenses. See "Results of Reportable Segments" below.
General and administrative expenses – General and administrative expenses increased 21% to $34 million for the three months ended September 30, 2020 from $28 million for the three months ended September 30, 2019 primarily due to various legal, advisory, and other consulting costs associated with the proposed Merger and expenses related to retention awards that were issued to key employees in November 2019, partially offset by lower expenses from the MGUs. See Note 13 "Share-based compensation" in Sirius Group's unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details and discussion of the retention awards.
General and administrative expenses increased 11% to $90 million for the nine months ended September 30, 2020 from $81 million for the nine months ended September 30, 2019 due to the same reasons for the three months ended September 30, 2020 increase.
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
Sirius Group maintains an equity portfolio that consists of equity securities and other long-term investments, including hedge funds, private equity funds, and direct investments in privately held common equity securities investments. From time to time, Sirius Group may also invest in exchange-traded funds ("ETFs") and mutual funds. For return purposes, investments in fixed-income ETFs and mutual funds are included in the fixed income results and excluded from equity portfolio results. Returns exclude the impact of funds held interest, third-party currency swaps, forwards, options, and /or futures.

A summary of Sirius Group's total pre-tax net investment results and performance metrics for the three and nine months ended September 30, 2020 and 2019, respectively, follows:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2020	2019	2020	2019
Pre-tax investment results
Net investment income	$1.7	$22.8	$30.0	$67.3
Net realized and unrealized investment gains (1)	27.4	69.2	19.7	183.3
Change in foreign currency translation on investments recognized through other comprehensive income(2)	45.1	(67.8)	44.1	(109.6)
Net pre-tax investment gains	$74.2	$24.2	$93.8	$141.0
(1) Includes foreign exchange (losses) gains for the three months ended September 30, 2020 and 2019 of $(27.8) million and $47.9 million, respectively, and for the nine months ended September 30, 2020 and 2019 of $(24.4) million and $86.2 million, respectively.
(2) Excludes non-investment related foreign exchange (losses) gains for the three months ended September 30, 2020 and 2019 of $(21.3) million and $4.9 million, respectively, and for the nine months ended September 30, 2020 and 2019 of $(18.9) million and $9.4 million, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Performance metrics
Total fixed income investment returns:
In U.S. dollars	1.1%	0.4%	2.0%	2.8%
In local currencies	0.6%	0.8%	1.7%	3.4%
Bloomberg Barclays U.S. Agg 1-3 Year Total Return Value Unhedged USD	0.2%	0.7%	2.8%	3.4%
OMX Stockholm OMRX Total Bond Index	0.3%	0.6%	1.3%	2.6%
Total equity securities and other long-term investments returns:
In U.S. dollars	7.8%	2.4%	5.2%	11.7%
In local currencies	7.3%	2.8%	5.0%	11.5%
S&P 500 Index (total return)	8.9%	1.7%	5.6%	20.6%
Total consolidated portfolio
In U.S. dollars	2.2%	0.8%	2.6%	4.4%
In local currencies	1.8%	1.2%	2.3%	4.8%
Three and nine months ended September 30, 2020 and 2019
Sirius Group’s pre-tax total gross return on invested assets was 2.2% for the three months ended September 30, 2020 compared to 0.8% for the three months ended September 30, 2019. The result for the three months ended September 30, 2020 included foreign currency gains on investments, which increased the total pre-tax return by 0.4%. The currency gains for the third quarter of 2020 were generated from our Swedish kronor (“SEK”), Euro (“EUR”), and Canadian dollar (“CAD”) holdings as these currencies strengthened against the U.S. dollar. The result for the three months ended September 30, 2019 included foreign currency losses on investments, which decreased the total pre-tax return by 0.4%. The currency losses for the third quarter of 2019 were generated mainly from our SEK, EUR and CAD holdings.
Sirius Group’s pre-tax total gross return on invested assets was 2.6% for the nine months ended September 30, 2020 compared to 4.4% for the nine months ended September 30, 2019. The result for the nine months ended September 30, 2020 was impacted by the ongoing concern of the COVID-19 pandemic and included foreign currency gains on investments, which increased the total pre-tax return by 0.3%. The currency gains for the nine months ended September 30, 2020 were generated mainly from our SEK and EUR holdings as these currencies strengthened against the U.S. dollar. For the nine months ended September 30, 2019, currency reduced the total pre-tax return by 0.4%.

Net investment income was $2 million for the three months ended September 30, 2020 compared to $23 million for the three months ended September 30, 2019 primarily due to a reduction of previously earned funds held interest that was a result of underwriting results on a runoff contract, lower yields from short-term and fixed maturity investments, lower income from equity securities due to lower holdings, lower income from other long-term investments, and higher investment expenses. Net investment income was $30 million for the nine months ended September 30, 2020 compared to $67 million for the nine months ended September 30, 2019 primarily due to a reduction of previously earned funds held interest that was a result of underwriting results on a runoff contract, lower yields from short-term and fixed maturity investments, lower income from equity securities due to lower holdings, and lower income from other long-term investments.

Net realized and unrealized investment gains on investments, excluding foreign currency, were $55 million for the three months ended September 30, 2020 compared to $21 million for the three months ended September 30, 2019 driven by favorable market conditions. Net realized and unrealized investment gains on investments, excluding foreign currency, were $44 million for the nine months ended September 30, 2020 compared to $97 million for the nine months ended September 30, 2019. The decrease was driven by unrealized investment losses consistent with overall market performance for the first nine months of 2020.

Fixed income results (including short-term investments)
As of September 30, 2020 and December 31, 2019, the fixed income portfolio duration was approximately 1.0 years and 1.5 years, respectively. The average credit quality of the fixed income portfolio, including short-term investments, was AA+ and AA as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, Sirius Group held $497 million and $341 million, respectively, of non-U.S. denominated fixed income securities.

The fixed income portfolio returned 1.1% on a U.S. dollar basis and 0.6% in local currencies for the three months ended September 30, 2020. Our U.S. portfolio returned 0.7% versus the Bloomberg Barclays U.S. Aggregate 1-3 Year (“BarcAgg1-3”) of 0.2%. Our non-U.S. portfolio returned 0.2% in original currencies compared to the OMX Stockholm OMRX Total Return Bond Index (“OMRX”) of 0.3%. For the three months ended September 30, 2020, the outperformance of our U.S. portfolio against the index was due to a lower share of U.S. government issued securities compared to the BarcAgg1-3. The underperformance of our non-U.S portfolio was primarily due to the EUR and CAD positions, which did not perform well against the index. The fixed income portfolio gained 0.4% on a U.S. dollar basis and 0.8% in local currencies for the three months ended September 30, 2019. For the three months ended September 30, 2019, our U.S. portfolio returned 0.9% versus the BarcAgg1-3 of 0.7% and our non-U.S. portfolio returned 0.1% in original currencies versus the OMRX of 0.6%.

The fixed income portfolio returned 2.0% on a U.S. dollar basis and 1.7% in local currencies for the nine months ended September 30, 2020. Our U.S. portfolio returned 1.9% versus the BarcAgg1-3 of 2.8%. Our non-U.S. portfolio returned 0.8% in original currencies compared to the OMRX of 1.3%. For the nine months ended September 30, 2020, a lower duration in a decreasing interest rate environment adversely impacted our return versus the indices. The fixed income portfolio gained 2.8% on a U.S. dollar basis and 3.4% in local currencies for the nine months ended September 30, 2019. For the nine months ended September 30, 2019, our U.S. portfolio returned 3.7% versus the BarcAgg1-3 of 3.4% and our non-U.S. portfolio returned 0.9% in original currencies versus the OMRX of 2.6%. The lower duration of our portfolio adversely impacted our return versus the indices due to the decreasing interest rate environment.
Equity securities and other long-term investments results

As of September 30, 2020, the equity and other long-term investments portfolio included $563 million of U.S. dollar and $80 million of non-U.S. dollar denominated securities. As of December 31, 2019, the equity and other long-term investments portfolio included $482 million of U.S. dollar and $187 million of non-U.S. dollar denominated securities.

For the three months ended September 30, 2020, the equity portfolio returned 7.8% on a U.S. dollar basis and 7.3% on a local currency basis. The S&P 500 returned 8.9% for the same period. Performance lagged the index primarily due to the market neutral strategy of a large portion of our equity and other long-term investments portfolio. For the three months ended September 30, 2019, the equity portfolio gained 2.4% on a U.S. dollar basis and gained 2.8% in local currencies. The S&P 500 gained 1.7% for the same period.

For the nine months ended September 30, 2020, the equity portfolio returned 5.2% on a U.S. dollar basis and 5.0% on a local currency basis. The S&P 500 returned 5.6% for the same period. The portfolio yielded a slightly lower performance, while experiencing much less volatility, than the S&P 500 for the nine months ended September 30, 2020 due to the market neutral strategy of a large portion of our equity and other long-term investments portfolio. For the nine months ended September 30, 2019, the equity portfolio returned 11.7% on a U.S. dollar basis and 11.5% in original currencies versus the S&P 500 of 20.6%. Performance lagged the S&P 500 due to the market neutral strategy previously discussed.
Foreign Currency Translation
Impact of Foreign Currency Translation

The U.S. dollar is the functional currency for Sirius Group's businesses except for Sirius International, Syndicate 1945, several subsidiaries of IMG, and the Canadian reinsurance operations of Sirius America. Sirius Group also invests in securities denominated in foreign currencies. Assets and liabilities recorded in these foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are converted using the average exchange rates for the period. Net foreign exchange gains and losses arising from the translation of functional currencies into U.S. dollars are reported in common shareholders' equity and in Accumulated other comprehensive (loss). As of September 30, 2020 and December 31, 2019, Sirius Group had net unrealized foreign currency translation (losses) of $(206) million and $(238) million, respectively, recorded in Accumulated other comprehensive (loss) on its Consolidated Balance Sheets.
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
The following rates of exchange for the U.S. dollar have been used for translation of investments whose functional currency is not the U.S. dollar as of September 30, 2020 and December 31, 2019:

Currency	Closing Rate September 30, 2020	Closing Rate December 31, 2019
Swedish kronor	9.0163	9.3210
British pound	0.7778	0.7568
Euro	0.8550	0.8912
Canadian dollar	1.3379	1.3003

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

A summary of the impact of foreign currency translation on Sirius Group's consolidated financial results for the three and nine months ended September 30, 2020 and 2019 follows:

(Millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net realized investment (losses) gains - foreign currency(1)	$(11.1)	$14.0	$5.4	$34.5
Net unrealized investment (losses) gains - foreign currency(2)	(16.7)	33.9	(29.8)	51.7
Net realized and unrealized investment (losses) gains - foreign currency	(27.8)	47.9	(24.4)	86.2
Net foreign exchange (losses) gains - foreign currency translation (3)	(21.8)	9.0	(20.7)	14.0
Net foreign exchange (losses) gains - currency swaps(3)	(0.9)	3.7	1.8	6.1
Net foreign exchange (losses) - currency forwards(3)	(0.4)	(7.8)	(0.9)	(10.8)
Net foreign exchange gains - currency options(3)	0.9	—	0.8	—
Net foreign exchange gains - currency futures(3)	0.8	—	0.1	—
Income tax benefit (expense)	4.3	(0.8)	6.4	0.1
Total foreign currency remeasurement (losses) gains recognized through net (loss) income, after tax	(44.9)	52.0	(36.9)	95.6
Change in foreign currency translation on investments recognized through other comprehensive income (loss), after tax	45.1	(67.8)	44.1	(109.6)
Change in foreign currency translation on non - investment net liabilities recognized through other comprehensive income (loss), after tax	(7.6)	25.5	(13.0)	40.6
Total foreign currency translation gains (losses) recognized through other comprehensive income (loss), after tax	37.5	(42.3)	31.1	(69.0)
Total foreign currency (losses) gains recognized in comprehensive (loss) income, after tax	$(7.4)	$9.7	$(5.8)	$26.6
(1)Component of Net realized investment (losses) gains on the Consolidated Statements of (Loss) Income
(2)Component of Net unrealized investment gains (losses) on the Consolidated Statements of (Loss) Income
(3)Component of Net foreign exchange (losses) gains on the Consolidated Statements of (Loss) Income
As of September 30, 2020, the following currencies represented the largest exposure to foreign currency risk as a percentage of Sirius Group's common shareholders' equity: the SEK 4% (short) and the Japanese Yen 2% (long).
As of December 31, 2019, the following currencies represented the largest exposure to foreign currency risk as a percentage of Sirius Group's common shareholders' equity: the Japanese Yen 9% (short) and the SEK 3% (long).
Investment portfolio composition by currency
As of September 30, 2020 and December 31, 2019, Sirius Group's investment portfolio included approximately $535 million and $484 million of non-U.S. dollar denominated investments, most of which is denominated in Swedish kronor, Canadian dollar, Euro, Israeli shekel, and British pound. The investment values are impacted by changes in the exchange rate between the U.S. dollar and those currencies.

Set forth below is the carrying value of our investment holdings in U.S. dollars and foreign currencies as of September 30, 2020 and December 31, 2019:

	Carrying Value at September 30, 2020		Carrying Value at December 31, 2019
Currency (Millions)	Local Currency	USD	Local Currency	USD
U.S. Dollar	3,103.5	$3,103.5	3,034.1	$3,034.1
Swedish kronor	1,522.0	168.8	1,513.7	162.4
Canadian dollar	110.6	82.7	113.1	87.0
Euro	66.3	77.6	78.2	87.7
Israeli shekel	172.5	50.3	264.8	76.6
British pound	14.2	18.2	8.5	11.2
Other	—	137.1	—	59.2
Total investments		$3,638.2		$3,518.2

Results of Reportable Segments
Global Reinsurance
Global Reinsurance consists of Sirius Group's underwriting lines of business that offer Other Property, Property Catastrophe Excess Reinsurance, Agriculture Reinsurance, Aviation & Space, Marine & Energy, Trade Credit, Contingency, and Casualty Reinsurance.

	Three months ended September 30,		Nine months ended September 30,
Global Reinsurance (Millions)	2020	2019	2020	2019
Gross written premiums	$248.2	$256.3	$927.0	$1,008.4
Net written premiums	192.2	202.6	758.1	805.2
Net earned insurance and reinsurance premiums	243.5	249.5	719.4	705.7
Loss and allocated LAE	(194.5)	(261.7)	(600.2)	(558.0)
Insurance and reinsurance acquisition expenses	(51.8)	(54.3)	(156.4)	(149.9)
Technical (loss)	$(2.8)	$(66.5)	$(37.2)	$(2.2)
Unallocated LAE	(7.7)	(8.4)	(17.9)	(17.1)
Other underwriting expenses	(25.3)	(20.8)	(67.1)	(64.0)
Underwriting (loss)	$(35.8)	$(95.7)	$(122.2)	$(83.3)
Ratios:
Loss ratio(1)	83.0%	108.3%	85.9%	81.5%
Acquisition expense ratio(2)	21.3%	21.8%	21.7%	21.2%
Other underwriting expense ratio(3)	10.4%	8.3%	9.3%	9.1%
Combined ratio(4)	114.7%	138.4%	116.9%	111.8%
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

Underwriting Results
Three months ended September 30, 2020 and 2019:
Gross written premiums decreased 3% to $248 million for the three months ended September 30, 2020 from $256 million for the three months ended September 30, 2019 primarily due to a decrease in Trade Credit ($9 million). Net written premiums decreased 5% to $192 million for the three months ended September 30, 2020 from $203 million for the three months ended September 30, 2019 primarily due to the same reason for the gross written premiums decrease.
Global Reinsurance produced a net combined ratio of 115% for the three months ended September 30, 2020 compared to 138% for the three months ended September 30, 2019. The decrease in the combined ratio was driven primarily by lower catastrophe losses.

Global Reinsurance recorded an underwriting (loss) of $(36) million for the three months ended September 30, 2020 compared to an underwriting (loss) of $(96) million for the three months ended September 30, 2019. The three months ended September 30, 2020 included COVID-19 losses of $6 million (2 points). Additionally, third quarter losses included $14 million (6 points) from the August Beirut explosion. Net unfavorable prior year loss reserve development was $1 million (less than 1 point) for the three months ended September 30, 2020. Net unfavorable prior year loss reserve development was $11 million (4 points) for the three months ended September 30, 2019 primarily driven by Other Property ($14 million), Casualty Reinsurance ($9 million), and Agriculture Reinsurance ($1 million), partially offset by net favorable prior year loss reserve development in Property Catastrophe Excess Reinsurance ($14 million). Catastrophe losses, net of reinsurance and reinstatement premiums, for the three months ended September 30, 2020 were $53 million (22 points) primarily from Hurricane Laura ($29 million), an August Midwest derecho ($11 million), and the California wildfires ($10 million). Catastrophe losses, net of reinsurance and reinstatement premiums, for the three months ended September 30, 2019, were $109 million (44 points) primarily from Typhoon Faxai ($52 million) and Hurricane Dorian ($44 million).
Nine months ended September 30, 2020 and 2019:
Gross written premiums decreased 8% to $927 million for the nine months ended September 30, 2020 from $1,008 million for the nine months ended September 30, 2019 primarily due to a decrease in Other Property ($75 million) from lower premiums on a fronting arrangement. Absent the effect of the fronting arrangement, gross written premiums increased less than 1% compared to the prior period due to an increase in Casualty Reinsurance ($19 million), Marine & Energy ($7 million), and Contingency ($7 million), partially offset by decreases in Trade Credit ($15 million) and Agriculture Reinsurance ($12 million). Net written premiums decreased 6% to $758 million for the nine months ended September 30, 2020 from $805 million for the nine months ended September 30, 2019 primarily due to decreases in Property Catastrophe Excess Reinsurance ($40 million), Agriculture Reinsurance ($12 million), and Trade Credit ($15 million), partially offset by an increase in Casualty Reinsurance ($18 million). The reduction in Property Catastrophe Excess Reinsurance was due to increased retrocessional protections as the Company took actions to reduce catastrophic risk. The Other Property fronting arrangement did not impact net written or earned insurance and reinsurance premiums for either the 2020 or 2019 periods.
Global Reinsurance produced a net combined ratio of 117% for the nine months ended September 30, 2020 compared to 112% for the nine months ended September 30, 2019. The increase in the combined ratio was driven by COVID-19 losses, partially offset by lower net unfavorable prior year loss reserve development and catastrophe losses.
Global Reinsurance recorded an underwriting (loss) of $(122) million for the nine months ended September 30, 2020 compared to an underwriting (loss) of $(83) million for the nine months ended September 30, 2019. The nine months ended September 30, 2020 included COVID-19 losses of $136 million (19 points) in Contingency ($47 million), Property Catastrophe Excess Reinsurance ($37 million), Other Property ($35 million), Trade Credit ($12 million), Casualty Reinsurance ($4 million), and Marine & Energy ($1 million). Additionally, losses for the nine months ended September 30. 2020 included $14 million (2 points) from the August Beirut explosion. Net unfavorable prior year loss reserve development was $15 million (2 points) for the nine months ended September 30, 2020 as unfavorable prior year loss reserve development in Other Property ($22 million), Aviation & Space ($10 million), and Casualty Reinsurance ($9 million) was partially offset by favorable prior year loss reserve development in Property Catastrophe Excess Reinsurance ($23 million). Net unfavorable prior year loss reserve development was $83 million (12 points) for the nine months ended September 30, 2019 mainly due to unfavorable prior year loss reserve development in Other Property ($53 million), Property Catastrophe Excess Reinsurance ($14 million), and Casualty Reinsurance ($11 million). The unfavorable prior year loss reserve development in Other Property and Property Catastrophe Excess Reinsurance was primarily due to higher losses from recent accident years mainly Typhoon Jebi and Hurricanes Michael, Florence and Irma. Catastrophe losses, net of reinsurance and reinstatement premiums, for the nine months ended September 30, 2020 were $72 million (10 points) compared to $119 million (17 points) for the nine months ended September 30, 2019. Catastrophe losses, net of reinsurance and reinstatement premiums, for the nine months ended September 30, 2020 were primarily from Hurricane Laura ($29 million), an August Midwest derecho ($11 million), and the California wildfires ($10 million). Catastrophe losses, net of reinsurance and reinstatement premiums, for the nine months ended September 30, 2019 were primarily from Typhoon Faxai ($52 million) and Hurricane Dorian ($44 million).

Global Reinsurance gross written premiums

	Three months ended September 30,		Nine months ended September 30,
Global Reinsurance (Millions)	2020	2019	2020	2019
Other Property	$107.4	$103.6	$297.4	$371.9
Casualty Reinsurance	63.3	63.5	178.5	159.6
Property Catastrophe Excess Reinsurance	41.4	42.3	281.2	286.4
Aviation & Space	17.0	20.4	47.2	54.8
Marine & Energy	8.1	6.1	34.1	27.0
Agriculture Reinsurance	4.8	8.0	51.3	63.2
Contingency	3.3	0.9	10.6	4.0
Trade Credit	2.9	11.5	26.7	41.5
Total	$248.2	$256.3	$927.0	$1,008.4
Three months ended September 30, 2020 and 2019:
Global Reinsurance's gross written premiums decreased 3% to $248 million for the three months ended September 30, 2020 from $256 million for the three months ended September 30, 2019 primarily due to a decrease in Trade Credit ($9 million).
Nine months ended September 30, 2020 and 2019:
Global Reinsurance's gross written premiums decreased 8% to $927 million for the nine months ended September 30, 2020 from $1,008 million for the nine months ended September 30, 2019. The decrease in Other Property ($75 million) was due to lower premium volume on a fronting arrangement. Absent the effect of the fronting arrangement, gross written premiums increased by less than 1% compared to the prior period primarily due to increases in Casualty Reinsurance ($19 million), Marine & Energy ($7 million), and Contingency ($7 million), partially offset by decreases in Trade Credit ($15 million) and Agriculture Reinsurance ($12 million).
Global Reinsurance net earned insurance and reinsurance premiums

	Three months ended September 30,		Nine months ended September 30,
Global Reinsurance (Millions)	2020	2019	2020	2019
Other Property	$89.1	$86.8	$260.3	$268.2
Casualty Reinsurance	56.2	50.8	163.1	132.3
Property Catastrophe Excess Reinsurance	46.5	49.4	140.7	145.4
Aviation & Space	16.9	18.0	51.5	46.9
Agriculture Reinsurance	15.9	23.8	41.8	51.1
Trade Credit	9.3	12.7	33.1	34.7
Marine & Energy	6.6	6.6	20.1	22.8
Contingency	3.0	1.4	8.8	4.3
Total	$243.5	$249.5	$719.4	$705.7
Three months ended September 30, 2020 and 2019:
Global Reinsurance's net earned insurance and reinsurance premiums decreased 2% to $244 million for the three months ended September 30, 2020 from $250 million for the three months ended September 30, 2019 primarily due to a decrease in Agriculture Reinsurance ($8 million).
Nine months ended September 30, 2020 and 2019:
Global Reinsurance's net earned insurance and reinsurance premiums increased 2% to $719 million for the nine months ended September 30, 2020 from $706 million for the nine months ended September 30, 2019 primarily due to an increase in Casualty Reinsurance ($31 million), partially offset by a decrease in Agriculture Reinsurance ($9 million). The Other Property fronting arrangement did not impact net earned insurance and reinsurance premiums for either the 2020 or 2019 periods.

Global A&H
Global A&H consists of Sirius Group's Global A&H insurance and reinsurance underwriting business along with IMG and Armada, which provide supplemental healthcare and medical travel insurance products as well as related administration services.

	Three months ended September 30,		Nine months ended September 30,
Global A&H (Millions)	2020	2019	2020	2019
Gross written premiums	$88.8	$137.4	$434.6	$459.5
Net written premiums	72.2	104.6	334.9	360.1
Net earned insurance and reinsurance premiums	114.3	115.1	345.4	330.0
Loss and allocated LAE	(84.6)	(63.6)	(234.5)	(198.6)
Insurance and reinsurance acquisition expenses	(36.6)	(32.5)	(98.9)	(95.1)
Technical (loss) profit	$(6.9)	$19.0	$12.0	$36.3
Unallocated LAE	(0.5)	(2.0)	(2.8)	(5.5)
Other underwriting expenses	(5.7)	(6.8)	(18.0)	(18.8)
Underwriting (loss) income	$(13.1)	$10.2	$(8.8)	$12.0
Service fee revenue	26.3	31.0	85.3	97.6
MGU unallocated LAE	(5.8)	(4.3)	(18.0)	(13.7)
MGU other underwriting expenses	(4.7)	(3.7)	(14.4)	(11.2)
MGU general and administrative expenses	(11.0)	(15.1)	(36.2)	(46.3)
Underwriting (loss) income, including net service fee income	$(8.3)	$18.1	$7.9	$38.4
Ratios:
Loss ratio(1)	74.5%	57.0%	68.7%	61.8%
Acquisition expense ratio(2)	32.0%	28.2%	28.6%	28.8%
Other underwriting expense ratio(3)	5.0%	5.9%	5.2%	5.7%
Combined ratio(4)	111.5%	91.1%	102.5%	96.3%
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

Underwriting Results
Three months ended September 30, 2020 and 2019:
Gross written premiums decreased 35% to $89 million for the three months ended September 30, 2020 from $137 million for the three months ended September 30, 2019 due to reduced premium volume for travel medical and trip cancellation insurance. Net written premiums decreased 31% to $72 million for the three months ended September 30, 2020 from $105 million for the three months ended September 30, 2019 due to the same reasons as the gross written premiums decrease.
Global A&H produced a net combined ratio of 112% for the three months ended September 30, 2020 compared to 91% for the three months ended September 30, 2019. The three months ended September 30, 2020 included COVID-19 losses of $31 million (27 points), primarily from contracts covering infectious disease related expenses. Net favorable prior year loss reserve development was insignificant for the three months ended September 30, 2020 compared to net favorable prior year loss reserve development of $6 million (5 points) for the three months ended September 30, 2019. Additionally, attritional losses were lower for the three months ended September 30, 2020 due to lower medical utilization.

Underwriting (loss) income, including net service fee income, for Global A&H was $(8) million for the three months ended September 30, 2020 compared to $18 million of underwriting income for the three months ended September 30, 2019. The decrease of $26 million was driven by COVID-19 losses and lower net service fee income. For the three months ended September 30, 2020 and 2019, underwriting income, including net service fee income, included net losses of $1 million and $2 million relating to ArmadaHealth, LLC, respectively.
Nine months ended September 30, 2020 and 2019:
Gross written premiums decreased 5% to $435 million for the nine months ended September 30, 2020 from $460 million for the nine months ended September 30, 2019 due to reduced premium volume for travel medical and trip cancellation insurance, partially offset by higher writings for risks primarily originating from the U.S. Net written premiums decreased 7% to $335 million for the nine months ended September 30, 2020 from $360 million for the nine months ended September 30, 2019 due to the same reasons as the gross written premiums decrease.
Global A&H produced a net combined ratio of 103% for the nine months ended September 30, 2020 compared to 96% for the nine months ended September 30, 2019. The nine months ended September 30, 2020 included COVID-19 losses of $53 million (15 points). Net favorable prior year loss reserve development was $8 million (2 points) for the nine months ended September 30, 2020 compared to net favorable prior year loss reserve development of $1 million (less than 1 point) for the nine months ended September 30, 2019.
Underwriting income, including net service fee income, for Global A&H was $8 million for the nine months ended September 30, 2020 compared to $38 million for the nine months ended September 30, 2019. The decrease of $30 million was driven by COVID-19 losses and lower net service fee income, partially offset by higher favorable loss reserve development for the nine months ended September 30, 2020. For each of the nine months ended September 30, 2020 and 2019, underwriting (loss) income, including net service fee income, included net losses of $4 million relating to ArmadaHealth, LLC.

U.S. Specialty
U.S. Specialty consists of Sirius Group's specialty insurance product offerings, which includes Environmental, Surety, and Workers’ Compensation. In April 2020, the Company decided to exit the Surety business due to competitive market conditions in that business line and the recent economic downturn which presented new risks and challenges for this line of business.

	Three months ended September 30,		Nine months ended September 30,
U.S. Specialty (Millions)	2020	2019	2020	2019
Gross written premiums	$22.6	$17.9	$68.9	$50.5
Net written premiums	20.5	14.3	59.5	42.0
Net earned insurance premiums	17.2	9.1	45.2	19.9
Loss and allocated LAE	(11.1)	(8.2)	(29.2)	(14.7)
Insurance acquisition expenses	(4.0)	(2.0)	(10.4)	(4.5)
Technical profit (loss)	$2.1	$(1.1)	$5.6	$0.7
Unallocated LAE	(0.2)	(0.1)	(0.4)	(0.2)
Other underwriting expenses	(4.3)	(2.7)	(12.4)	(7.6)
Underwriting (loss)	$(2.4)	$(3.9)	$(7.2)	$(7.1)
Ratios:
Loss ratio(1)	65.7%	91.2%	65.5%	74.9%
Acquisition expense ratio(2)	23.3%	22.0%	23.0%	22.6%
Other underwriting expense ratio(3)	25.0%	29.7%	27.4%	38.2%
Combined ratio(4)	114.0%	142.9%	115.9%	135.7%
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

Underwriting Results
Three months ended September 30, 2020 and 2019:
Gross written premiums increased 28% to $23 million for the three months ended September 30, 2020 from $18 million for the three months ended September 30, 2019 primarily due to an increase in Workers' Compensation ($8 million). Net written premiums increased 50% to $21 million for the three months ended September 30, 2020 from $14 million for the three months ended September 30, 2019 due to an increase in Workers' Compensation ($8 million). The increase in Workers' Compensation is due to business written through Pie Insurance, a start-up specializing in a data driven approach to workers' compensation insurance, where we also have a minority investment and carrier relationship.
U.S. Specialty recorded an underwriting (loss) of $(2) million for the three months ended September 30, 2020 compared to an underwriting (loss) of $(4) million for the three months ended September 30, 2019.
Nine months ended September 30, 2020 and 2019:
Gross written premiums increased 35% to $69 million for the nine months ended September 30, 2020 from $51 million for the nine months ended September 30, 2019 primarily due to an increase in Workers' Compensation ($22 million). Net written premiums increased 43% to $60 million for the nine months ended September 30, 2020 from $42 million for the nine months ended September 30, 2019 due to an increase in Workers' Compensation ($19 million). The increase in Workers' Compensation is due to business written through Pie Insurance.
U.S. Specialty recorded an underwriting (loss) of $(7) million for each of the nine months ended September 30, 2020 and 2019.

U.S. Specialty gross written premiums

	Three months ended September 30,		Nine months ended September 30,
U.S. Specialty (Millions)	2020	2019	2020	2019
Workers' Compensation	$18.6	$10.6	$54.1	$32.4
Environmental	3.2	4.8	11.9	13.1
Surety	0.8	2.5	2.9	5.0
Total	$22.6	$17.9	$68.9	$50.5
Three months ended September 30, 2020 and 2019:
Gross written premiums increased 28% to $23 million for the three months ended September 30, 2020 from $18 million for the three months ended September 30, 2019 primarily due to an increase in Workers' Compensation ($8 million). The increase in Workers' Compensation is due to business written through Pie Insurance.
Nine months ended September 30, 2020 and 2019:
Gross written premiums increased 35% to $69 million for the nine months ended September 30, 2020 from $51 million for the nine months ended September 30, 2019 primarily due to an increase in Workers' Compensation ($22 million). The increase in Workers' Compensation is due to business written through Pie Insurance.
U.S. Specialty net earned insurance premiums

	Three months ended September 30,		Nine months ended September 30,
U.S. Specialty (Millions)	2020	2019	2020	2019
Workers' Compensation	$14.7	$6.8	$36.4	$13.9
Environmental	1.6	1.0	4.6	2.4
Surety	0.9	1.3	4.2	3.6
Total	$17.2	$9.1	$45.2	$19.9
Three months ended September 30, 2020 and 2019:
Net earned insurance premiums increased 89% to $17 million for the three months ended September 30, 2020 from $9 million for the three months ended September 30, 2019 primarily due to an increase in Workers' Compensation ($8 million). The increase in Workers' Compensation is due to business written through Pie Insurance.
Nine months ended September 30, 2020 and 2019:
Net earned insurance premiums increased 125% to $45 million for the nine months ended September 30, 2020 from $20 million for the nine months ended September 30, 2019 primarily due to an increase in Workers' Compensation ($22 million). The increase in Workers' Compensation is due to business written through Pie Insurance.

Runoff & Other
Runoff & Other consists of the results of Sirius Global Solutions, which specializes in the acquisition and management of runoff liabilities for insurance and reinsurance companies, both in the United States and internationally, as well as asbestos risks, environmental risks and other long-tailed liability exposures.

	Three months ended September 30,		Nine months ended September 30,
Runoff & Other (Millions)	2020	2019	2020	2019
Gross written premiums	$(3.6)	$2.1	$65.7	$4.7
Net written premiums	(2.6)	0.8	65.7	1.5
Net earned insurance and reinsurance premiums	(2.4)	0.5	67.1	1.2
Loss and allocated LAE	(1.1)	(0.9)	(61.2)	(4.4)
Insurance and reinsurance acquisition expenses	(0.8)	(0.1)	(0.9)	(2.6)
Technical (loss) profit	$(4.3)	$(0.5)	$5.0	$(5.8)
Unallocated LAE	(1.0)	(0.2)	(11.8)	(0.9)
Other underwriting expenses	(1.3)	(1.4)	(3.7)	(4.6)
Underwriting (loss)	$(6.6)	$(2.1)	$(10.5)	$(11.3)
Service fee revenue	0.9	—	0.9	—
General and administrative expenses	(0.9)	(1.2)	(3.8)	(3.0)
Underwriting (loss), including net service fee income	$(6.6)	$(3.3)	$(13.4)	$(14.3)
Underwriting Results
Three months ended September 30, 2020 and 2019:
Runoff & Other recorded $(4) million of gross written premiums for the three months ended September 30, 2020 compared to $2 million of gross written premiums for the three months ended September 30, 2019. The reduction in gross written for the three months ended September 30, 2020 was due to a return of premium related to a runoff contract based on updated information from the client.
Runoff & Other recorded an underwriting (loss), including net service fee income, of $(7) million for the three months ended September 30, 2020 compared to an underwriting (loss), including net service fee income, of $(3) million for the three months ended September 30, 2019. Runoff & Other recorded less than $1 million of net favorable prior year loss reserve development for the three months ended September 30, 2020 compared to $1 million of net unfavorable prior year loss reserve development for the three months ended September 30, 2019. For the three months ended September 30, 2020, underwriting (loss) income, including net service fee income, included a $1 million gain on the sale of Empire to Physicians' Reciprocal Insurers. See "Overview - Background and Recent Developments - Empire Insurance Company" for further details on the sale of Empire.
Nine months ended September 30, 2020 and 2019:
Runoff & Other recorded $66 million of gross written premiums for the nine months ended September 30, 2020 compared to $5 million of gross written premiums for the nine months ended September 30, 2019. The increase from the prior period was primarily due to premiums from the LPT. The LPT did not have an impact on net underwriting results as net earned insurance and reinsurance premiums were offset by a corresponding losses incurred amount. See "Overview - Background and Recent Developments - Loss Portfolio Transfer" for further details on the LPT.

Runoff & Other recorded an underwriting (loss), including net service fee income, of $(13) million for the nine months ended September 30, 2020 compared to an underwriting (loss), including net service fee income, of $(14) million for the nine months ended September 30, 2019. Runoff & Other recorded an insignificant amount of net unfavorable prior year loss reserve development for the nine months ended September 30, 2020 compared to $5 million of net unfavorable prior year loss reserve development for the nine months ended September 30, 2019. The net unfavorable prior year loss reserve development for the nine months ended September 30, 2019 was primarily due to an increase in reserves for a disputed Latin American Facultative Surety claim in arbitration. For the nine months ended September 30, 2020, underwriting (loss) income, including net service fee income, included a $1 million gain on the sale of Empire to Physicians' Reciprocal Insurers. See "Overview - Background and Recent Developments - Empire Insurance Company" for further details on the sale of Empire.
Reinsurance Protection
The following tables display Sirius Group's underwriting ratios prior to cessions to reinsurers ("Gross"), cessions to reinsurers ("Ceded"), and after cessions to reinsurers ("Net") basis.
Three months ended September 30, 2020 and 2019

	Three months ended September 30, 2020
	Global Reinsurance	Global A&H	U.S. Specialty	Total
Gross ratios:
Loss ratio	83.1%	71.8%	54.4%	79.1%
Acquisition expense ratio	20.9%	26.8%	21.2%	21.7%
Other underwriting expense ratio	8.3%	3.6%	19.3%	8.0%
Gross Combined ratio	112.3%	102.2%	94.9%	108.8%
Ceded ratios:
Loss ratio	83.3%	69.6%	16.2%	69.2%
Acquisition expense ratio	19.4%	21.3%	12.4%	20.3%
Ceded Combined ratio	102.7%	90.9%	28.6%	89.5%
Net ratios:
Loss ratio	83.0%	74.5%	65.7%	82.0%
Acquisition expense ratio	21.3%	32.0%	23.3%	22.4%
Other underwriting expense ratio	10.4%	5.0%	25.0%	11.1%
Net Combined ratio	114.7%	111.5%	114.0%	115.5%
Sirius Group's net combined ratio was 7 points higher than the gross combined ratio primarily due to the costs of retrocessional protections with limited ceded loss recoveries for the three months ended September 30, 2020, driven mainly by Global Reinsurance.

	Three months ended September 30, 2019
	Global Reinsurance	Global A&H	U.S. Specialty	Total
Gross ratios:
Loss ratio	101.8%	56.2%	112.3%	88.7%
Acquisition expense ratio	22.1%	26.8%	14.9%	20.5%
Other underwriting expense ratio	6.5%	4.6%	27.2%	7.4%
Gross Combined ratio	130.4%	87.6%	154.4%	116.6%
Ceded ratios:
Loss ratio	79.1%	53.3%	238.0%	72.7%
Acquisition expense ratio	22.2%	21.9%	26.9%	22.2%
Ceded Combined ratio	101.3%	75.2%	264.9%	94.9%
Net ratios:
Loss ratio	108.3%	57.0%	91.2%	93.2%
Acquisition expense ratio	21.8%	28.2%	22.0%	20.1%
Other underwriting expense ratio	8.3%	5.9%	29.7%	9.5%
Net Combined ratio	138.4%	91.1%	142.9%	122.8%

Sirius Group’s net combined ratio was 6 points higher than the gross combined ratio primarily due to the costs of retrocessional protections with limited ceded loss recoveries for the three months ended September 30, 2019, driven mainly by Global Reinsurance.
Nine months ended September 30, 2020 and 2019

	Nine months ended September 30, 2020
	Global Reinsurance	Global A&H	U.S. Specialty	Total
Gross ratios:
Loss ratio	87.7%	68.2%	61.2%	82.6%
Acquisition expense ratio	21.0%	26.8%	22.7%	19.9%
Other underwriting expense ratio	7.7%	3.9%	29.6%	8.0%
Gross Combined ratio	116.4%	98.9%	113.5%	110.5%
Ceded ratios:
Loss ratio	96.3%	67.5%	35.6%	82.8%
Acquisition expense ratio	17.2%	21.0%	21.3%	18.9%
Ceded Combined ratio	113.5%	88.5%	56.9%	101.7%
Net ratios:
Loss ratio	85.9%	68.7%	65.5%	82.6%
Acquisition expense ratio	21.7%	28.6%	23.0%	20.1%
Other underwriting expense ratio	9.3%	5.2%	27.4%	9.8%
Net Combined ratio	116.9%	102.5%	115.9%	112.5%
Sirius Group's net combined ratio was 2 points higher than the gross combined ratio for the nine months ended September 30, 2020. An Other Property fronting arrangement, which records offsetting gross and ceded loss and commission results, less a margin to Sirius Group, also impacted the gross and ceded loss and commission ratios for the nine months ended September 30, 2020.

	Nine months ended September 30, 2019
	Global Reinsurance	Global A&H	U.S. Specialty	Total
Gross ratios:
Loss ratio	76.4%	61.7%	79.7%	72.9%
Acquisition expense ratio	22.3%	27.3%	25.2%	21.4%
Other underwriting expense ratio	7.1%	4.3%	33.1%	7.8%
Gross Combined ratio	105.8%	93.3%	138.0%	102.1%
Ceded ratios:
Loss ratio	58.0%	61.2%	106.8%	59.8%
Acquisition expense ratio	26.6%	22.3%	24.1%	25.1%
Ceded Combined ratio	84.6%	83.5%	130.9%	84.9%
Net ratios:
Loss ratio	81.5%	61.8%	74.9%	76.7%
Acquisition expense ratio	21.2%	28.8%	22.6%	20.4%
Other underwriting expense ratio	9.1%	5.7%	38.2%	10.0%
Net Combined ratio	111.8%	96.3%	135.7%	107.1%

Sirius Group's net combined ratio was 5 points higher than the gross combined ratio primarily due to the costs of retrocessional protections with limited ceded loss recoveries for the nine months ended September 30, 2019, driven mainly by Global Reinsurance.
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

	September 30,	June 30,	December 31,
(Expressed in millions of U.S. dollars, except share and per share amounts)	2020	2020	2019
Common shares outstanding	115,299,341	115,299,341	115,299,341

Total common shareholders’ equity	$1,459.2	$1,519.7	$1,640.4
Goodwill	(400.8)	(400.8)	(400.8)
Intangible assets	(168.0)	(171.9)	(179.8)
Net deferred tax liability on intangible assets	19.1	20.1	22.8
Tangible book value	$909.5	$967.1	$1,082.6

Book value per common share	$12.66	$13.18	$14.23
Tangible book value per common share	$7.89	$8.39	$9.39
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

(Expressed in millions of U.S. dollars)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net (loss) income attributable to common shareholders	$(95.5)	$(2.7)	$(207.2)	$99.2
Adjustment for net realized and unrealized (gains) on investments	(27.4)	(69.2)	(19.7)	(183.3)
Adjustment for net foreign exchange losses (gains)	21.3	(4.3)	18.9	(9.4)
Adjustment for income tax expense (benefits) (1)	0.8	10.8	(10.2)	27.6
Operating (loss) attributable to common shareholders	$(100.8)	$(65.4)	$(218.2)	$(65.9)
(1)Adjustment for income tax expense (benefits) represents the income tax expense (benefits) associated with the adjustment for net realized and unrealized (gains) on investments and the income tax expense (benefits) associated with the adjustment for net foreign exchange losses (gains). The income tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors.
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
Dividend Capacity
Sirius Group's top tier regulated insurance and reinsurance operating subsidiary is Sirius Bermuda. Sirius Bermuda's ability to pay dividends is limited under Bermuda law and regulations. Under the Insurance Act 1978, Sirius Bermuda is restricted with respect to the payment of dividends. Sirius Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority ("BMA") an affidavit stating that it will continue to meet the required margins following the declaration of those dividends. As of December 31, 2019, Sirius Bermuda could pay approximately $524 million to its parent company, Sirius International Group, Ltd., during 2020. Sirius Bermuda indirectly owns Sirius International, Sirius America and Sirius Group's other insurance and reinsurance operating companies, each of which are limited in their ability to pay dividends by the insurance laws of their relevant jurisdictions. CMIG International, which is approximately 82% owned by China Minsheng Investment Group Corp., Ltd. ("CMIG"), shares approximately 87% of the voting and dispositive power over the Sirius Group equity securities as of September 30, 2020, with CMIG, and CMIG International's wholly-owned Bermuda holding company, CM Bermuda Ltd. ("CM Bermuda"). During 2019, CMIG made several public announcements relating to defaults and cross-defaults on certain bonds and other debt obligations issued by certain subsidiaries of CMIG (the "CMIG Defaults"), the failure and uncertainty of CMIG's subsidiaries to repay their debt obligations as they become due and the existence of certain asset freeze orders relating to the equity interests of CMIG in certain Chinese subsidiaries not within the chain of control of Sirius Group. On May 3, 2019, in connection with the CMIG Defaults, Sirius Bermuda and Sirius Group entered into a voluntary undertaking with the BMA to provide further comfort to the BMA as the group supervisor of Sirius Group and primary regulator of Sirius Bermuda, the designated insurer for group supervisory purposes regarding the potential risks to Sirius Group in connection with the CMIG Defaults. On March 27, 2020, Sirius Group extended the voluntary undertaking for an additional year. Pursuant to the voluntary undertaking, each of Sirius Group and Sirius Bermuda have agreed, until May 3, 2021, (a) to provide ten days prior written notice to the BMA prior to declaring any dividend or capital distribution, which notice shall include an affidavit confirming that the declaration and payment of such dividend would not be in breach of (i) the provisions of section 54 of the Companies Act 1981 in the case of Sirius Bermuda, (ii) the Minimum Liquidity Ratio as defined in the Insurance Act 1978 in the case of Sirius Bermuda; and (iii) the Target Capital Level of 120% of the Enhanced Capital Requirement as defined by the Bermuda Solvency Capital Requirement promulgated by the BMA for Sirius Group and Sirius Bermuda, and a summary description of the use proceeds from such declaration or dividend or capital distribution within Sirius Group or Sirius Bermuda; (b) not to enter into any guarantees, keepwells, loans or other financial arrangements between Sirius Group and CMIG, or provide any credit support with respect to any obligations of CMIG; and (c) not to enter into any related party transaction with CMIG without the BMA's consent. For the nine months ended September 30, 2020, Sirius Bermuda paid $70 million of dividends to its immediate parent.
Sirius International has the ability to pay dividends to its immediate parent subject to the availability of unrestricted equity, calculated in accordance with the Swedish Act on Annual Accounts in Insurance Companies and the Swedish Financial Supervisory Authority (the "SFSA"). Unrestricted equity is calculated on a consolidated group account basis and on a parent account basis. Differences between the two include but are not limited to accounting for goodwill, subsidiaries (with parent accounts stated at original foreign exchange rates), taxes and pensions. Sirius International's ability to pay dividends is limited to the "lower of" unrestricted equity as calculated within the group and parent accounts. As of December 31, 2019, Sirius International had $402 million (based on the December 31, 2019 SEK to USD exchange rate) of unrestricted equity on a parent account basis (the lower of the two approaches) available to pay dividends in 2020. The amount of dividends available to be paid by Sirius International in any given year is also subject to cash flow and earnings generated by Sirius International's business, the maintenance of adequate solvency capital ratios for Sirius International and the consolidated Sirius International UK Holdings Ltd. group, as well as dividends received from its subsidiaries. Earnings generated by Sirius International's business that are allocated to the Safety Reserve are not available to pay dividends (see "Safety Reserve" below). For the nine months ended September 30, 2020, Sirius International did not declare a dividend and paid $9 million of dividends declared prior to 2018.

Under the normal course of business, Sirius America has the ability to pay dividends to its immediate parent during any twelve-month period without the prior approval of regulatory authorities in an amount set by a formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based on this formula, Sirius America has ordinary dividend capacity as of September 30, 2020 without prior regulatory approval. As of December 31, 2019, Sirius America had $522 million of statutory surplus and $89 million of earned surplus and could pay approximately $52 million to its parent company, Sirius International Holding Company, during 2020. For the nine months ended September 30, 2020, Sirius America paid a dividend of $25 million to its immediate parent.
For the nine months ended September 30, 2020, Sirius Group did not pay any dividends. As of September 30, 2020, Sirius Group had $42 million of net unrestricted cash, short-term investments, and fixed maturity investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries.
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

As of September 30, 2020, Sirius International's Safety Reserve amounted to SEK 10.2 billion, or $1.1 billion (based on the September 30, 2020 SEK to USD exchange rate). Under GAAP, an amount equal to the Safety Reserve, net of a related deferred tax liability established at the Swedish tax rate, is classified as common shareholders' equity. Generally, this deferred tax liability ($234 million based on the September 30, 2020 SEK to USD exchange rate) is only required to be paid by Sirius International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, the related deferred tax liability is not taken into account by Swedish regulatory authorities for purposes of calculating Solvency Capital under Swedish insurance regulations.

Pursuant to tax legislation effective as of January 1, 2019, the tax rate applicable to Swedish corporations decreased to 21.4%, and then will further reduce to 20.6% starting in 2021. The tax legislation also introduced an annual tax on the Safety Reserve effective as of January 1, 2019. This provision adds additional taxable income for the Company annually. The calculation applies the Government Borrowing Rate (with a floor rate of +0.5%) to the Safety Reserve balance at the beginning of the year. At the current year tax rate of 21.4% the additional tax expense for the nine months ended September 30, 2020 is SEK 8 million, or $1 million (based on the September 30, 2020 SEK to USD exchange rate).

Further, the enacted legislation also included a new provision treating an amount equal to 6% of the Safety Reserve balance as of January 1, 2021, as additional taxable income in tax year 2021 only, subject to tax at the applicable 20.6% rate. Based on this provision and Sirius International's Safety Reserve balance as of September 30, 2020, Sirius International has recorded an additional deferred tax liability as of September 30, 2020 in the amount of SEK 126 million, or $14 million (based on the September 30, 2020 SEK to USD exchange rate) for a total deferred tax liability of $248 million.

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
Certain operational leverage metrics can be measured with ratios that are calculated using insurance float. There are many activities that do not change the amount of insurance float at an insurance or reinsurance company but can have a significant impact on Sirius Group's operational leverage metrics. For example, investment gains and losses, foreign currency translation gains and losses, debt issuances and repurchases/repayments, common and preference share issuances and repurchases and dividends paid to shareholders are all activities that do not change insurance float but can meaningfully impact operational leverage metrics that are calculated using insurance float. Insurance float increased by $297 million from December 31, 2019 mainly due to losses incurred from COVID-19 for the nine months ended September 30, 2020.
The following table illustrates Sirius Group's consolidated insurance float position as of September 30, 2020 and December 31, 2019:

(Expressed in millions of U.S. dollars, except multiples)	September 30, 2020		December 31, 2019
Loss and LAE reserves	$2,672.9		$2,331.5
Unearned insurance and reinsurance premiums	759.4		708.0
Ceded reinsurance payable	270.3		244.7
Funds held under reinsurance treaties	156.5		169.1
Deferred tax liability on safety reserve	247.5		239.4
Float liabilities	4,106.6		3,692.7
Cash	168.4		136.3
Reinsurance recoverable on paid and unpaid losses	552.9		484.2
Insurance and reinsurance premiums receivable	789.0		730.1
Funds held by ceding companies	244.1		293.9
Ceded unearned insurance and reinsurance premiums	172.5		162.0
Deferred acquisition costs	145.2		148.2
Float assets	2,072.1		1,954.7
Insurance float	$2,034.5		$1,738.0
Insurance float as a multiple of total capital(1)	0.9	x	0.7	x
Insurance float as a multiple of Sirius Group's common shareholders' equity	1.4	x	1.1	x
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

The following table summarizes Sirius Group's capital structure as of September 30, 2020 and December 31, 2019:

(Expressed in millions of U.S. dollars, except ratios)	September 30, 2020	December 31, 2019
2017 SEK Subordinated Notes	$301.3	$291.2
2016 SIG Senior Notes	394.5	394.0
Total debt	695.8	685.2
Series B preference shares	197.5	223.0
Common shareholders' equity	1,459.2	1,640.4
Total capital	$2,352.5	$2,548.6
Total debt to total capital	30%	27%
Total debt and Series B preference shares to total capital	38%	36%
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
See Note 10 "Debt and standby letters of credit facilities" in Sirius Group's unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details and discussion with respect to the 2016 SIG Senior Notes.
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

The Company adjusts the carrying value of the Series B preference shares to equal the redemption value at the end of each reporting period. As of September 30, 2020 and December 31, 2019, the balance of the Series B preference shares was $198 million and $223 million, respectively.
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
On September 4, 2020, TPRE entered into a transaction agreement (the “Transaction Agreement”) by and among TPRE and the Preference Share Investors. Pursuant to the terms of the Transaction Agreement, the Preference Share Investors will exchange their existing Series B preference shares of Sirius Group for new Series B preference shares, par value $0.10, of TPRE (the “SiriusPoint Preference Shares”) upon consummation of the proposed Merger (“Closing”), pursuant to the Merger Agreement. In exchange for the SiriusPoint Preference Shares, the Preference Share Investors have also agreed to toll certain potential claims they may have against Sirius Group from the date of the Transaction Agreement until Closing or the earlier termination of the Transaction Agreement, and have agreed to release such potential claims upon Closing.
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
Sirius International has other secured letter of credit and trust arrangements with various financial institutions to support its insurance operations. As of September 30, 2020 and December 31, 2019, these secured letter of credit and trust arrangements were collateralized by pledged assets and assets in trust of SEK 4.4 billion and SEK 3.4 billion, respectively, or $488 million and $363 million, respectively (based on the September 30, 2020 and December 31, 2019 SEK to USD exchange rates). As of September 30, 2020 and December 31, 2019, Sirius America Insurance Company's trust arrangements were collateralized by pledged assets and assets in trust of $48 million and $58 million, respectively. As of September 30, 2020 and December 31, 2019, Sirius Bermuda's letters of credit and trust arrangements were collateralized by pledged assets and assets in trust of $520 million and $784 million, respectively.

Revolving credit facility
In February 2018, Sirius Group, through its indirectly wholly-owned subsidiary SIG entered into a three-year, $300 million senior unsecured revolving credit facility (the "Facility"). The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements and retrocessional agreements. The Facility is subject to various affirmative, negative and financial covenants that Sirius Group considers to be customary for such borrowings, including certain minimum net worth, maximum debt to capitalization and financial strength rating standards. As of September 30, 2020, there were no outstanding borrowings under the Facility.
Debt and standby letter of credit facility covenants
As of September 30, 2020, Sirius Group was in compliance with all of the covenants under the 2017 SEK Subordinated Notes, the 2016 SIG Senior Notes, the Nordea Bank Abp, London Branch facility, and the DNB Bank ASA, Sweden Branch facility. In addition, as of September 30, 2020, Sirius Group was in compliance with all of the covenants under the Facility.
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
Contractual Obligations and Commitments
In the normal course of business, we are party to a variety of contractual obligations, summarized as of December 31, 2019 in our 2019 Annual Report. We consider these contractual obligations when assessing our liquidity requirements. During the nine months ended September 30, 2020, other than as disclosed in Note 5 "Reserves for unpaid losses and loss adjustment expenses" in Sirius Group's unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q with respect to an increase in our reserve for loss and LAE reserves, and Note 10 "Debt and standby letters of credit facilities" in Sirius Group's unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q with respect to our long term debt obligations, there were no other material changes in our contractual obligations as disclosed in the table of contractual obligations, and related footnotes, included in our 2019 Annual Report.
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

The following table summarizes our consolidated cash flows from operating, investing, and financing activities for the nine months ended September 30, 2020 and 2019.

	Nine months ended
(Millions)	September 30, 2020	September 30, 2019
Net cash provided from (used for)(1)
Operations	$115.5	$87.9
Investing activities	(58.6)	(50.8)
Financing activities	(29.4)	(0.1)
Effect of exchange rate changes on cash	6.1	(9.4)
Increase in cash during year	$33.6	$27.6
(1)Refer to Consolidated Statements of Cash Flows included in Sirius Group's Unaudited Consolidated Financial Statements included in "Part I, Item 1. Financial Statements."
Cash flows from operations for the nine months ended September 30, 2020 and 2019
Net cash provided from operations was $116 million and $88 million for the nine months ended September 30, 2020 and 2019, respectively. Cash flows from operations increased $28 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to higher amounts of net premiums collected which were partially offset by higher net paid losses, lower net service fee income, and lower net investment income.
Long-term compensation items affecting cash flows from operations
For each of the nine months ended September 30, 2020 and 2019, Sirius Group made long-term incentive payments totaling $2 million.
For the nine months ended September 30, 2020, Sirius Group made retention related award payments totaling $7 million that were issued to key employees in November 2019. See Note 13 "Share-based compensation" in Sirius Group's unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details and discussion.
Cash flows (used for) investing and financing activities for the nine months ended September 30, 2020 and 2019
Cash flows (used for) investing activities were $(59) million and $(51) million for the nine months ended September 30, 2020 and 2019, respectively.
Cash flows (used for) financing activities were $(29) million for the nine months ended September 30, 2020 and insignificant for the nine months ended September 30, 2019.
Financing and other capital activities
On September 24, 2020, Sirius Group paid $4 million to WE B CEJS (formerly known as Armada Enterprises LLC) as a contingent consideration payment for the three-year contingent earn-out mechanism from the Armada Earnout for performance related to the 2019 underwriting year. Previously, on April 17, 2020, Sirius Group paid $6 million to WE B CEJS as a contingent consideration payment for performance related to the 2017 and 2018 underwriting years. See Note 3 "Significant transactions" in Sirius Group's audited financial statements included in our 2019 Annual Report for further details and discussion with respect to the Armada Earnout.

On July 2, 2020, Sirius Group paid $18 million to IMGAH for the contingent consideration payment for the 2019 calendar year, which represents the final contingent consideration payment. See Note 3 "Significant transactions" in Sirius Group's audited financial statements included in our 2019 Annual Report for further details and discussion with respect to the IMGAH contingent consideration.
During the nine months ended September 30, 2020, Sirius Group paid $9 million of interest on the 2016 Senior Notes and $9 million of interest on the 2017 SEK Subordinated Notes.
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
As disclosed in our 2019 Annual Report, we believe that the material items requiring such subjective and complex estimates are our:
Loss and LAE Reserves
Fair Value Measurements
Goodwill
Premiums
Income Taxes
There have been no material changes to the Company's critical accounting estimates for the nine months ended September 30, 2020. For additional information regarding our critical accounting estimates, refer to our 2019 Annual Report.

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
As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, Sirius Group's management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Sirius Group's disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Exchange Act to be recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Sirius Group's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
In December 2019, the novel coronavirus (COVID-19) was reported in Wuhan, China, and the World Health Organization declared it a global health emergency on January 30, 2020. Since January 2020, the Company has been monitoring the impact of COVID-19 on Sirius Group's business. Beginning in March 2020, COVID-19 began to impact the global economy and the results of our operations. Because of the size and duration of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. The future impact of the pandemic on us is highly uncertain and cannot be predicted, but it could have a material adverse impact on the future results of operations, financial position and/or liquidity of Sirius Group. The extent of the impact, if any, will depend on future developments, including actions taken to contain COVID-19 and the uncertain impact of potential judicial, legislative and regulatory actions by local, state and national governmental and regulatory bodies. Risks presented by the ongoing effects of COVID-19 include the following:

•Gross Written Premiums. COVID-19 has had a negative impact on general economic activity will which has, in turn, negatively impacted our premium volumes. The degree of the continued impact will depend on the extent and duration of the economic contraction. As a result of the anticipated impact of the pandemic on our earned premiums, we may experience an increase in our underwriting expense ratio. Sirius Group has experienced and may continue to experience lower gross written premiums for travel medical and trip cancellation insurance.

•Increased Risk of Loss. Sirius Group has experienced and may continue to experience an increased risk of loss in certain lines of business, including contingency, accident and health, workers ' compensation, trade credit, casualty and its property (re)insurance due to business interruption and global supply chains disruptions. For example, Sirius Group previously reported that we recorded $192 million of estimated ultimate losses in our underwriting losses related to the COVID-19 pandemic. During the third quarter of 2020, we reviewed our inforce (re)insurance portfolios to reevaluate our estimate of ultimate losses from the COVID-19 pandemic, and as a result of new information and more detailed modeling, we increased our estimates by $39 million, which included $31 million of losses from Global A&H primarily from contracts covering infectious disease related expenses. Sirius Group has currently recorded losses of $72 million in its other property and property catastrophe excess reinsurance lines of business due to business interruption, and has experienced losses of $47 million pertaining to actual and projected canceled or postponed major events. Sirius Group may also experience elevated frequency and severity in its workers’ compensation lines related to compensable claims by workers who have suffered from injury or illness in the course of their employment. Sirius Group has experienced and may continue to experience risk of loss in its casualty business, including professional liability treaties that cover health care, hospitals, long term care providers and directors and officers. Sirius Group has experienced and may continue to experience losses resulting from mortality, increased medical expenses, and trip cancellation in its accident and health portfolio. The economic volatility may also lead to increased losses within the trade credit portfolio, and there may be additional future losses from COVID-19 which have not yet been reflected in Sirius Group’s estimates, if loss emergence varies from our current expectations. For further discussion of the risks and exposure related to unpredictable catastrophic events, see “Sirius Group is exposed to unpredictable catastrophic events that could adversely affect its results of operations and financial condition” included in Part I, Item 1A. "Risk Factors” in the Company’s 2019 Annual Report.

•Estimated Loss Reserves. The anticipated and unknown risks related to COVID-19 may cause additional uncertainty in the estimation of claim and claim adjustment expense reserves. For example, the behavior of claimants and policyholders may change in unexpected ways. The disruption to court systems may have an impact on the timing and amounts of claims settlements; and the actions taken by governmental bodies, both legislative and regulatory, in reaction to COVID-19 and their related impacts are difficult to predict. As a result, our estimated level of claims and claim adjustment expense reserves may change.

•Investments. During the first quarter of 2020, Sirius Group experienced losses in its investment portfolio as a result of volatile markets, such as a decline in interest rates, a sharp decline in equity markets and a widening of credit risk spreads for bonds. In addition, the disruption in the financial markets caused by COVID-19 contributed to net unrealized investment losses, primarily due to the impact of changes in fair value on our equity investments and, to a lesser extent, change in unrealized losses in our fixed-income investment portfolio. While our investment portfolio improved during the second and third quarters of 2020, there is no guarantee that the losses experienced during the first quarter 2020 will not occur again. Our corporate fixed income portfolio may also be adversely impacted by ratings downgrades, increased bankruptcies and credit spread widening in distressed industries, such as energy, gaming, lodging and leisure, autos, airlines and retail. In addition, in recent years, many state and local governments have been operating under deficits or projected deficits. These deficits may be exacerbated by the costs of responding to COVID-19 and reduced tax revenues due to adverse economic conditions. Our investment portfolio also includes residential mortgage-backed securities, commercial mortgage-backed securities and wholly-owned real estate, all of which could be adversely impacted by declines in real estate valuations and/or financial market disruption, including a heightened default risk on the underlying mortgages and on rent receivables. Further disruptions in global financial markets due to the continuing impact of COVID-19 could result in additional net realized investment losses, including potential impairments in our fixed income portfolio. Further disruptions in global financial markets could adversely impact our net investment income in future periods from our non-fixed income investment portfolio. For further discussion of the risks related to our investment portfolio, see “Sirius Group’s investment portfolio may suffer reduced returns or losses, which could adversely affect Sirius Group’s results of operations and financial condition. Adverse changes in interest rates, foreign currency exchange rates, equity markets, debt markets or market volatility could result in significant losses to the fair value of Sirius Group’s investment portfolio” and “Unexpected volatility or illiquidity associated with some of Sirius Group’s investments could significantly and negatively affect Sirius Group’s financial results, liquidity and ability to conduct business” included in Part I, Item 1A. "Risk Factors” in the Company’s 2019 Annual Report.

•Inflation. It is possible that changes in economic conditions and steps taken by the federal government and the Federal Reserve in response to COVID-19 could lead to higher inflation than we had anticipated, which could in turn lead to an increase in our loss costs and the need to strengthen claims and claim adjustment expense reserves. These impacts of inflation on loss costs and claims and claim adjustment expense reserves could be more pronounced for those lines of business that require a relatively longer period of time to finalize and settle claims for a given year and, therefore more inflation sensitive. Inflation could also adversely impact our general and administrative expenses. Changes in interest rates caused by inflation affect the carrying value of our fixed maturity investments and returns on our fixed maturity and short-term investments. An increase in interest rates reduces the market value of existing fixed maturity investments, thereby negatively impacting our book value.

•Foreign Currency Exchange Rate Changes. As a result of our business outside of the United States, primarily in Europe, Japan, and the United Kingdom (including Lloyd’s), our shareholders' equity is also subject to the effects of changes in foreign currency exchange rates. Movement of the U.S. dollar compared to other currencies could result in a further reduction of shareholders’ equity.

•Further Ratings Downgrades. Third-party rating agencies assess and rate the financial strength, including claims-paying ability, of insurers and reinsurers. These ratings are based upon criteria established by the rating agencies and are subject to revision at any time at the sole discretion of the agencies. Rating agencies periodically evaluate Sirius Group to confirm that it continues to meet the criteria of the ratings previously assigned to Sirius Group. If the rating agencies determine that Sirius Group's operating performance has further deteriorated as a result of the COVID-19 pandemic, they could downgrade or withdraw Sirius Group's financial strength ratings which could have a material adverse effect on our results of operations, financial position and/or liquidity. For additional discussion on how a ratings downgrade can impact Sirius Group, see "Sirius Group is reliant on financial strength and creditworthiness ratings, and any downgrade or withdrawal of ratings and/or change in outlook may have a material adverse effect on

Sirius Group's business, prospects, financial condition and results from operations" included in Part I, Item 1A. "Risk Factors” in the Company’s 2019 Annual Report.

•Counterparty Credit Risk and Retrocessional Arrangements. A prolonged economic downturn due to the COVID-19 pandemic would increase our credit risk, reflecting our counterparty dealings with agents, brokers, customers and retrocessionaires. Certain of our policyholders and intermediaries, including reinsurance and retrocession counterparties, may not pay amounts owed to us due to insolvency or other reasons. Insolvency, liquidity problems, distressed financial condition due to the impact of the COVID-19 pandemic or the general effects of economic recession may increase the risk that policyholders or intermediaries, such as insurance brokers, may not pay a part of or the full amount of premiums owed to us, despite an obligation to do so. The terms of our contracts, or actions by our regulators, may not permit us to cancel our policies even though we have not received payment. We may further decide (or be obliged by regulation) to refund premiums already paid where it is judged that the COVID-19 pandemic has reduced the customer need for coverage. The COVID-19 pandemic could impact our ability to obtain reinsurance and retrocessional arrangements on favorable terms which could limit the amount of business we are willing to write or reduce our reinsurance protection for large loss events.  For a further discussion, see “Sirius Group’s reliance on intermediaries subjects it to the intermediaries’ credit risk” included in Part I, Item 1A. "Risk Factors” in the Company’s 2019 Annual Report.

•Potential Adverse Judicial, Legislative and/or Regulatory Action. Like many reinsurers and insurers, we have exposure to losses from COVID-19-related claims, primarily in our property and contingency business. Whether the COVID-19 pandemic triggers coverage is dependent on specific policy language, terms and exclusions. However, certain domestic and international governmental authorities and regulatory bodies have proposed to take actions to address and contain the impact of the COVID-19 pandemic that may adversely affect Sirius Group. For example, we are subject to government and/or regulatory action that may seek to retroactively mandate coverage for losses which our (re)insurance policies were not designed or priced to cover. Currently, in some countries there is proposed legislation, governmental actions and courts cases that may require (re)insurers to cover business interruption claims irrespective of terms, exclusions or other conditions included in the policies that would otherwise preclude coverage. Should such proposed regulations, legislation, governmental actions or court cases be implemented, our (re)insurance contracts may be interpreted to provide coverage for these business interruption losses, notwithstanding the fact that such losses fall outside of the terms and conditions of the underlying contracts. These and other future judicial, legislative or regulatory actions could have a material adverse impact on our results of operations, financial position and/ or liquidity and make it difficult to predict the total amount of losses we could incur as a result of the COVID-19 pandemic. In addition, a number of states in the United States have instituted, and others are considering instituting, changes designed to effectively expand workers' compensation coverage by creating presumptions of compensability of claims for certain types of workers. Regulatory restrictions or requirements could also impact pricing, risk selection and our rights and obligations with respect to our policies and insureds, including Sirius Group’s ability to cancel policies or Sirius Group’s right to collect premiums. Recently, in Germany, the "Bavarian Solution" has gained wide spread acceptance and the U.K.'s Financial Conduct Authority is litigating a number of tests cases addressing business interruption claims against insurance companies. The "Bavarian Solution" proposes that the state carry 70% of business interruption losses and the remaining 30% of losses are proposed to be split between an insured and its insurance company. Following payments of business interruption losses to its insureds, insurance companies are expected to seek cover from the reinsurance market. In the United States, at least one state regulator has issued an order requiring insurers to issue premium refunds, and regulators in other states could take similar actions.

•Operational Disruptions and Heightened Cybersecurity Risks. Sirius Group’s operations could be disrupted if key members of our senior management or a significant percentage of our workforce or the workforce of our agents, brokers, suppliers or third party providers are unable to continue to work because of illness, death, government directives or otherwise. Further, limitation on travel and social distancing requirements implemented in response to the COVID-19 pandemic may challenge our ability to maintain our business relationships with our current clients and develop new client relationships and business which may impact our ability to write new insurance or reinsurance business and market our products and services as anticipated prior to the COVID-19 pandemic. In addition, the interruption of our, or third party, system capabilities could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions. Having shifted to remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities. An extended period of remote work arrangements could strain our business continuity plans and could negatively affect our internal control over financial reporting as most of our employees are required to work from home. As a result, new processes, procedures and controls could be and have been required to respond to changes in our business environment. For a further discussion, see “Sirius Group may be unable to adequately maintain its systems and safeguard the security of the data it holds or the data held by its business partners and service providers, which may adversely impact Sirius Group’s ability to operate its business and cause reputational harm and financial loss” included in Part I, Item 1A. "Risk Factors” in the Company’s 2019 Annual Report.

•Reputational Damage. We could experience reputational damage resulting from potential claims disputes and underwriting renewal actions that we may take in connection with the management of potential COVID-19 pandemic losses.

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

The consummation of the Merger is subject to the satisfaction or waiver of certain conditions, including, among others, (i) the affirmative vote in favor of the approval of the Merger Agreement, the Merger and the Statutory Merger Agreement by the holders of a majority of the voting power of the Company Shares and the Company’s Series B preference shares, voting together as a single class, that are present (in person or by proxy) at the Company shareholder meeting called for such purpose, (ii) the affirmative vote in favor of the approval of the issuance of TPRE Shares in the Merger as contemplated by the Merger Agreement (the “TPRE Share Issuance”) by the holders of at least a majority of the voting power of TPRE Shares that are present (in person or by proxy) at the TPRE shareholder meeting called for such purpose, (iii) the expiration or termination of any applicable waiting period (together with any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and any other applicable antitrust laws, (iv) the receipt of certain approvals under applicable insurance laws, (v) the absence of any effective order issued by any governmental authority or court of competent jurisdiction or other legal restraint prohibiting or preventing the consummation of the Merger, (vi) in the case of each party’s obligation to effect the Merger, the absence of a material adverse effect with respect to the other party and its subsidiaries, taken as a whole, since the date of the Merger Agreement, (vii) in the case of each party’s obligation to effect the Merger, subject to certain materiality exceptions, the accuracy of the representations and warranties made by the other party, and compliance by the other party in all material respects with such party’s respective obligations under the Merger Agreement and (viii) other customary closing conditions.

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

Litigation is common in connection with operation and acquisitions of public companies, regardless of any merits related to the claims. In the event lawsuits are filed against us related to the Merger, the other proposed Transactions or circumstances arising prior to the announcement of the Merger, the outcome of the lawsuits could be uncertain, and we may not be successful in defending against any such claims. Prior to the announcement of the Merger, Sirius Group received correspondence from shareholders, including the Series B preference shareholders, asserting various claims against the Board of Directors of the Company including, among other things, that the Board violated its fiduciary duties, and breached Sirius Group’s obligations pursuant to the Certificate of Designation and Shareholders Agreement. While the shareholders have not filed a lawsuit and have agreed to toll certain potential claims they may have against Sirius Group until the closing of the Merger (or earlier termination of the related tolling agreement), the shareholders have reserved their rights to pursue all available remedies, including without limitation, claims for breaches of the Certificate of Designation and the Shareholders Agreement, shareholder oppression, fraud and all other legal and equitable remedies and forms of relief under Bermuda, New York, Delaware and other applicable law. While we will defend against any such lawsuits, as appropriate, the costs of the defense of such actions and other effects of such litigation could have an adverse effect on our business, financial condition, operating results and trading price of the Company's common shares, and could ultimately delay, prevent or otherwise adversely impact the Merger or the combined company.

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

Upon completion of the Merger, each issued and outstanding Company Share will be converted into the right to receive, at the election of the holder thereof, (i) the Cash Election, (ii) (A) 0.743 of TPRE Shares and (B) one CVR, which will represent the right to receive a contingent cash payment, and which, taken together with the fraction of the TPRE Share received, guarantee that on the second anniversary of the closing date of the Merger, the electing shareholder will have received equity and cash of at least $13.73 per share, or (iii) (A) $0.905 in cash, (B) a number of TPRE Shares equal to the Mixed Election Common Shares Exchange Ratio (as such term is defined in the Merger Agreement), (C) a number of newly issued TPRE Preference Shares equal to the Mixed Election Preference Shares Exchange Ratio (as such term is defined in the Merger Agreement), (D) 0.190 of a Warrant and (E) an Upside Right issued by TPRE.

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

In addition, Sirius Group entered into the Transaction Matters Agreement pursuant to which, among other things and subject to the terms and conditions thereof, Sirius Group has agreed to pay for and reimburse CMIG International and CM Bermuda for certain legal and other advisory expenses incurred by CMIG International and CM Bermuda in connection with the Transactions and the related sales process or other discussions between CMIG International, CM Bermuda and Sirius Group occurring on or after March 6, 2020, and TPRE has agreed to assume such remaining payment obligations of the Company following the closing of the Merger. During the quarter ended September 30, 2020, the Company paid $2 million for certain legal expenses incurred by CM Bermuda and CMIG International in connection with the Transaction Matters Agreement. Under the terms of the Transaction Matters Agreement, Sirius Group is not permitted to terminate or threaten to terminate the Merger Agreement following a change by the TPRE board of directors of its recommendation to TPRE’s shareholders in favor of the TPRE Share Issuance without the prior written consent of CM Bermuda and CMIG International.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
In the Current Report on Form 8-K filed by the Company on March 3, 2020, the Company announced that it expected to hold its 2020 Annual General Meeting of Shareholders (the "2020 Annual Meeting") on November 19, 2020. As the expected date of the 2020 Annual Meeting was more than 30 days after the anniversary of the Company's 2019 annual meeting, the Company announced that shareholder proposals submitted for inclusion in the proxy statement for the 2020 Annual Meeting must be received at the Company's principal executive offices no later than July 1, 2020 (which the Company determined to be a reasonable time before it expected to begin to print and send the proxy materials). The Company received no such shareholder proposals by the deadline. As disclosed in the Company's proxy statement filed on November 6, 2020, the 2020 Annual Meeting now will be held on December 29, 2020. The Company has determined not to extend the deadline for shareholders to submit a proposal for inclusion in the proxy statement.

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

10.9.1	Sirius International Insurance Group, Ltd. 2018 Omnibus Incentive Plan - Form of Restricted Share Unit Award, amending and restating the IPO Award granted on August 6, 2018.

10.9.2	Sirius International Insurance Group, Ltd. 2018 Omnibus Incentive Plan - Form of Restricted Share Unit Award, amending and restating the PSU Award granted on February 28, 2019.

10.9.3	Sirius International Insurance Group, Ltd. 2018 Omnibus Incentive Plan - Form of Restricted Share Unit Award, amending and restating the PSU Award granted on February 27, 2020.

10.9.4	Sirius International Insurance Group, Ltd. 2018 Omnibus Incentive Plan - Form of Special Restricted Share Unit Award Notice.

10.9.5	Sirius International Insurance Group, Ltd. 2018 Omnibus Incentive Plan - Form of Special Restricted Share Unit Award Notice.

10.9.6	Sirius International Insurance Group, Ltd. 2018 Omnibus Incentive Plan - Form of Special Restricted Share Unit Award Notice.

10.9.7	Letter Agreement, dated July 16, 2020, by and between Sirius International Insurance Group, Ltd. and Gene Boxer.

10.9.8	Letter Agreement, dated July 16, 2020, by and between Sirius International Insurance Group, Ltd. and Kernan V. Oberting.

31.1	Certification of Kernan "Kip" V. Oberting, Chief Executive Officer of Sirius International Insurance Group, Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Ralph Salamone, Chief Financial Officer of Sirius International Insurance Group, Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

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

99.1
Transaction Agreement, dated September 4, 2020, by and among Third Point Reinsurance Ltd., Bain Capital Special Situations Asia, L.P., CCOF Master, L.P., Centerbridge Credit Partners Master LP, and Centerbridge Special Credit Partners III, LP, and GPC Partners Investments (Canis) LP.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIRIUS INTERNATIONAL INSURANCE GROUP, LTD. (Registrant)

Date: November 9, 2020	By:	/s/ KERNAN "KIP" V. OBERTING
Kernan "Kip" V. Oberting President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2020	By:	/s/ RALPH A. SALAMONE
Ralph A. Salamone Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)